Form 10-Q
period 1994-06-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1994-08-15
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        13-3173903
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                                (I.R.S. Employer Identification
                                                No.)

100 Gold Street, New York, NY                   10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 214-6868

                                      N/A
- - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1994              1993
- - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,859,521      $  4,859,521
Buildings and improvements                                              33,637,433        33,534,060
Less: accumulated depreciation                                         (15,600,607 )     (14,877,560)
      allowance for loss on impairment of assets                        (3,100,000 )      (3,100,000)
Investment in joint venture, net                                        11,014,530        11,112,351
                                                                      -------------     ------------
Net investment in property and joint venture                            30,810,877        31,528,372
Cash and cash equivalents                                                  346,986            72,733
Deferred rent                                                              553,220           533,669
Other assets                                                                25,217            41,150
                                                                      -------------     ------------
Total assets                                                          $ 31,736,300      $ 32,175,924
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    346,312      $    288,011
Tenant security deposits                                                    18,870            18,523
                                                                      -------------     ------------
Total liabilities                                                          365,182           306,534
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  31,371,118        31,869,390
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 31,371,118        31,869,390
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 31,736,300      $ 32,175,924
                                                                      -------------     ------------
                                                                      -------------     ------------

- - ----------------------------------------------------------------------------------------------------

                                  See notes to financial statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months                   Three months
                                                   ended June 30,                ended June 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                 $1,539,954     $1,392,853     $  741,869     $  805,841
Recovery of expenses                             461,255        477,095        224,609        256,987
Interest income                                    4,378          4,863          3,033          1,853
Joint venture equity income (loss)                37,179       (143,141)       117,883         13,810
                                              ----------     ----------     ----------     ----------
                                               2,042,766      1,731,670      1,087,394      1,078,491
                                              ----------     ----------     ----------     ----------
EXPENSES
Depreciation                                     723,047        805,014        321,654        399,866
Property operating                               641,760        628,115        331,892        299,927
Real estate taxes                                309,433        320,747        150,110        163,073
General and administrative                       136,400        117,810         74,648         60,630
                                              ----------     ----------     ----------     ----------
                                               1,810,640      1,871,686        878,304        923,496
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $  232,126     $ (140,016)    $  209,090     $  154,995
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $  159,086     $ (208,190)    $  170,132     $  120,908
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $   73,040     $   68,174     $   38,958     $   34,087
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per limited partnership
  unit                                        $     2.27     $    (2.97)    $     2.43     $     1.72
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - ---------------------------------------------------------------------------------------------------


                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1993                       $31,869,390     $    --      $31,869,390
Net income                                                     159,086      73,040          232,126
Distributions                                                 (657,358)    (73,040 )       (730,398)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1994                           $31,371,118     $    --      $31,371,118
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- - ---------------------------------------------------------------------------------------------------

                                  See notes to financial statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six months
                                                                              ended June 30,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $1,522,751     $1,177,749
Recovery of expenses                                                        474,840        473,404
Interest received                                                             4,378          4,863
Tenant security deposits received (returned)                                    347        (13,575)
Real estate taxes paid                                                     (309,720)      (317,815)
Operating expenses paid                                                    (643,172)      (711,052)
General and administrative expenses paid                                    (76,400)       (94,707)
Distributions from joint venture                                            135,000        189,000
                                                                         ----------     ----------
Net cash provided by operating activities                                 1,108,024        707,867
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                          (103,373)      (412,765)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                              (730,398)      (681,691)
                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents                        274,253       (386,589)
Cash and cash equivalents at beginning of period                             72,733        571,531
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $  346,986     $  184,942
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net income (loss)                                                        $  232,126     $ (140,016)
                                                                         ----------     ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation                                                                723,047        805,014
Distributions from joint venture                                            135,000        189,000
Joint venture equity (income) loss                                          (37,179)       143,141
Changes in:
Deferred rent                                                               (19,551)      (218,664)
Other assets                                                                 15,933           (132)
Accounts payable and accrued expenses                                        58,301        (84,051)
Tenant security deposits                                                        347         13,575
                                                                         ----------     ----------
Total adjustments                                                           875,898        847,883
                                                                         ----------     ----------
Net cash provided by operating activities                                $1,108,024     $  707,867
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                                See notes to financial statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of June 30, 1994, the results of its operations for the six and three months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

B. Related Parties

   The general partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the general partners and their affiliates are:

                                                              Six months             Three months
                                                            ended June 30,          ended June 30,
                                                         --------------------    --------------------
                                                           1994        1993        1994        1993
- - -----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates      $ 21,000    $ 19,890    $ 10,500    $  9,945
Prudential-Bache Properties, Inc. and affiliates           42,000      48,605      21,000      24,005
                                                         --------    --------    --------    --------
                                                         $ 63,000    $ 68,495    $ 31,500    $ 33,950
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

   Expenses payable to the general partners and their affiliates (which are included in accrued expenses) as of June 30, 1994 and December 31, 1993 are $116,004 and $66,704, respectively.

   Prudential Securities Incorporated, an affiliate of the general partners, owns 125 limited partnership units at June 30, 1994.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                        June 30,       December 31,
                                                                          1994             1993
- - ---------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,422,957     $  4,422,957
Buildings and improvements                                              29,306,847       29,287,087
Less: accumulated depreciation                                         (14,855,354)     (13,952,485)
                                                                      ------------     ------------
Net investment in property                                              18,874,450       19,757,559
Accounts receivable, net                                                   535,713          592,024
Cash and cash equivalents                                                1,788,717          571,427
                                                                      ------------     ------------
Total assets                                                          $ 21,198,880     $ 20,921,010
                                                                      ------------     ------------
                                                                      ------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $    821,072     $    366,330
                                                                      ------------     ------------
Partners' capital
Prudential Acquisition Fund I, L.P.                                     10,958,873       11,054,384
Prudential Realty Acquisition Fund II, L.P.                              9,418,935        9,500,296
                                                                      ------------     ------------
Total partners' capital                                                 20,377,808       20,554,680
                                                                      ------------     ------------
Total liabilities and partners' capital                               $ 21,198,880     $ 20,921,010
                                                                      ------------     ------------
                                                                      ------------     ------------

                                                  Six months ended               Three months ended
                                                      June 30,                        June 30,
                                             ---------------------------     --------------------------
                                                1994            1993           1994            1993
- - -------------------------------------------------------------------------------------------------------
Revenues
Rental income                                $1,282,641      $1,369,722      $ 663,484      $  696,573
Recovery of expenses                            606,358         611,276        278,691         397,643
Interest income                                  20,324          25,135         13,186          11,392
                                             ----------     ------------     ---------     ------------
                                              1,909,323       2,006,133        955,361       1,105,608
                                             ----------     ------------     ---------     ------------
Expenses
Depreciation and amortization                   902,869         807,470        259,043         403,823
Property operating                              468,417         863,266        243,230         429,849
Real estate taxes                               406,872         537,686        203,436         347,204
General and administrative                       58,037          58,510         29,211          28,875
                                             ----------     ------------     ---------     ------------
                                              1,836,195       2,266,932        734,920       1,209,751
                                             ----------     ------------     ---------     ------------
Net income (loss)                            $   73,128      $ (260,799)     $ 220,441      $ (104,143)
                                             ----------     ------------     ---------     ------------
                                             ----------     ------------     ---------     ------------

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al., (93 Civ 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, Prudential-Bache Properties, Inc. (``PBP''), Prudential Securities Incorporated and a number of other defendants.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United

States District Court for the Southern District of New York and consolidated under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (``RICO''), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   The general partners and Prudential Securities Incorporated believe they have meritorious defenses to the complaints and intend to vigorously defend these actions. Pursuant to the terms of the Partnership Agreement, the general partners may be entitled to indemnification for any loss suffered as a result of these actions, including attorneys' fees.

   PBP is named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships in which it is a general partner. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against these actions.

E. Subsequent Event

   In August 1994, a distribution of approximately $448,000 was paid to the partners for the quarter ended June 30, 1994. Limited partners received a total of approximately $403,000, which represents $5.75 per unit, and the general partners received the remainder.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General Market Conditions

   The Partnership has a real estate investment portfolio consisting of two office buildings, a warehouse and an equity interest in a joint venture (the ``Joint Venture'') which owns two shopping centers.

   While improving somewhat recently, the real estate markets continue to suffer from an oversupply of rentable commercial space. The oversupply results in increased competition for tenants, reduced rental rates on new leases and renewals, significant concessions (including initial free-rent periods and allowances for space-improvement), higher levels of capital improvement in order to increase the attractiveness of the facilities to new and existing tenants, and longer periods before acceptable leases can be negotiated and the properties occupied. These conditions continue to adversely affect the Partnership's results of operations and liquidity as well as the amounts available for distributions.

Liquidity and Capital Resources

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided, and are anticipated to continue to provide, sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the six months ended June 30, 1994, the Partnership's cash and cash equivalents increased by approximately $274,000 primarily as a result of increased rent receipts and the timing of payments for accrued expenses and deferred capital expenditures. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of approximately $1,789,000 at June 30, 1994 as compared to approximately $571,000 at December 31, 1993. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and to provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $135,000 for the six months ended June 30, 1994 and $189,000 for the six months ended June 30, 1993. The level of distributions of cash from the Joint Venture is impacted by the operating results of the underlying properties as well as the levels of cash reserves maintained by the Joint Venture.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions paid to the limited and general partners during the six months ended June 30, 1994 totalled approximately $730,000, of which the limited partners received $657,000 ($9.37 per unit) and the general partners received the remainder. These distributions represent payments from current and prior undistributed cash flow from operations. For the corresponding period in 1993, total distributions of approximately $682,000 were paid to the limited and general partners, of which the limited partners received $614,000 ($8.75 per unit) and the general partners received the remainder.

   The amount of cash generated by the Partnership from operations of the directly-owned and Joint Venture properties, the amount expended for capital improvements and the amount of reserves set aside for anticipated capital improvements, could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the six months ended June 30, 1994, the Partnership expended approximately $103,000 on capital improvements, principally at Norwest Center for building improvements. Projected capital expenditures for the directly-owned properties for the remainder of 1994 are estimated at $158,000. This includes approximately $131,000 in anticipated tenant improvements and leasing commissions and $27,000 for improve-ments necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances and cash derived from future operations.

Capital Improvements--Joint Venture

   For the six months ended June 30, 1994, the Joint Venture expended approximately $20,000 on building and tenant improvements. Projected capital expenditures for the Joint Venture for the remainder of 1994 are estimated to be $340,000 which includes approximately $315,000 in anticipated leasing commissions and tenant improvements and $25,000 for improvements necessary to maintain the properties. These capital improvements will be funded from cash balances and cash derived from future operations.

Results of Operations

   The Partnership's net income for the six and three months ended June 30, 1994 increased by approximately $372,000 and $54,000 compared to the same periods in 1993 as discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park was 100% occupied as of June 30, 1994 and 1993. Rental income at Norwalk for the six and three months ended June 30, 1994 increased by approximately $167,000 and decreased by approximately $57,000 as compared to the corresponding periods in 1993 because the space was unoccupied for the first two months of 1993. The decrease in rental income relates to the March 1993 free rent period which was recorded in the second quarter. Operating expenses for the six and three months ended June 30, 1994 decreased by approximately $18,000 and $5,000, respectively, as compared to the same periods in 1993 due primarily to utility expenses being charged directly to the new tenant as well as non-recurring repair and maintenance charges incurred in 1993 to prepare for the new tenant.

   The Norwest Center property in Rochester, Minnesota was 89% and 95% occupied as of June 30, 1994 and 1993, respectively. During the first quarter, a tenant vacancy resulted in an 8% decrease in occupancy from the fourth quarter of 1993. No significant leases are scheduled to expire during the next twelve months. Rental income for the six and three months ended June 30, 1994 decreased by approximately $61,000 and $30,000, respectively, as compared to the same periods in 1993 due primarily to decreased occupancy. Property operating expenses increased by $12,000 and $18,000 for the six and three months ended June 30, 1994, respectively, as compared to the same periods in 1993 due to decreased occupancies and increased repairs and maintenance expense.

   The One Executive Center office property in Albuquerque, New Mexico was 100% occupied as of June 30, 1994 and 1993. During the next twelve months, nine leases representing approximately 28% of the rentable area are scheduled to expire. Rental income for the six and three months ended June 30, 1994 increased by approximately $41,000 and $23,000 as compared to the corresponding periods in 1993 due to an increase in occupancy. Operating expenses for the six and three months ended June 30, 1994 increased by approximately $23,000 and $18,000, respectively, primarily as a result of higher utility and administrative labor costs.

Joint Venture Properties

   As of June 30, 1994, Pine Island and Ridge Plaza were 92% and 88% leased, respectively, as compared to 84% and 55% as of June 30, 1993.

   Two new leases and one renewal were signed during the second quarter at Pine Island increasing occupancy by 3% for the quarter. One other lease is in the final stages of being renewed. At Ridge Plaza there were one new lease and one expansion lease signed during the second quarter which increased occupancy 8% from the first quarter. There are no significant leases scheduled to expire at either property during the next twelve months.

   Efforts continue to market Ridge Plaza as an entertainment center. Leasing efforts are currently targeted towards tenants that provide indoor sports-related and other leisure-time activities and supporting services. The leasing of entertainment space involves a substantial and sustained marketing effort which has and will continue to involve significant tenant concessions. Although Ridge Plaza has experienced increased occupancy during the last two quarters of 1993 and the first two quarters of 1994, rental rates remain depressed in the current competitive environment.

   The Partnership's Joint Venture equity income increased by approximately $180,000 and $104,000 for the six and three months ended June 30, 1994 as compared to the same periods in 1993.

   Total revenues decreased by approximately $97,000 and $150,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily as a result of lower average rental rates. Operating expenses for the six and three months period ended June 30, 1994 decreased by approximately $395,000 and $187,000 as compared to the same period in 1993 as a result of a decrease in the provision for doubtful accounts and lower repairs and maintenance charges.

   Depreciation and amortization expense increased by approximately $95,000 and decreased by approximately $145,000 for the six and three months period ended June 30, 1994, respectively, as compared to the corresponding periods in 1993. The increase in depreciation is primarily a result of the write-off of a vacated outparcel and related tenant improvements at Ridge Plaza in the first quarter of 1994. The outparcel was demolished to provide additional parking at the Joint Venture's properties. Depreciation was impacted in both periods by the writedown of the Joint Venture properties in 1993 which resulted in lower depreciation expense in the current year.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--
       This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly
       Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--Not Applicable

Item 4. Submission of matters to a Vote of Security Holders--None

Item 5. Other Information--
       On October 21, 1993, an affiliate of the co-general partner, Prudential Securities Incorporated (``PSI''), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc, and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Registrant, during the period 1980 through 1990. The settlement has no impact on the Registrant itself.

       The Office of the United States Attorney for the Southern District of
       New York is conducting an investigation relating to the sale by PSI of limited partnership interests during the period 1980 through 1990. In connection with this investigation, PSI has received grand jury subpoenas and other requests for information. PSI has been complying with and intends to continue to comply with these requests and the investigation is ongoing. Furthermore, in the ordinary course of PSI's business, it receives inquiries and document requests from various states and regulatory authorities concerning the sales activities of certain of its employees, some of which may have in the past or may in the future relate to the Registrant.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

        Description:

3 and 4 Amended and Restated Agreement of Limited Partnership(1) Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)

        b. Reports on Form 8-K--None
- - ---------------

(1) Incorporated by reference to Prospectus dated July 1, 1983 as filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933

(2) Incorporated by reference to Exhibits 3 and 4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Robert J. Alexander                   Date: August 15, 1994
    -----------------------------------------
    Robert J. Alexander
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       12