Form 10-Q
period 1994-09-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1994-11-14
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                     13-3173903
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Gold Street, New York, NY                   10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1994              1993
- - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,859,521      $  4,859,521
Buildings and improvements                                              33,679,620        33,534,060
Less: accumulated depreciation                                         (15,907,123 )     (14,877,560)
      allowance for loss on impairment of assets                        (3,100,000 )      (3,100,000)
Investment in joint venture, net                                        10,627,405        11,112,351
                                                                      -------------     ------------
Net investment in property and joint venture                            30,159,423        31,528,372
Cash and cash equivalents                                                  807,945            72,733
Deferred rent                                                              526,409           533,669
Other assets                                                                 9,238            41,150
                                                                      -------------     ------------
Total assets                                                          $ 31,503,015      $ 32,175,924
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    408,365      $    288,011
Tenant security deposits                                                    18,870            18,523
                                                                      -------------     ------------
Total liabilities                                                          427,235           306,534
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  31,075,780        31,869,390
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 31,075,780        31,869,390
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 31,503,015      $ 32,175,924
                                                                      -------------     ------------
                                                                      -------------     ------------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months                  Three months
                                                 ended September 30,           ended September 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                 $2,295,758     $2,126,148     $  755,804     $  733,295
Recovery of expenses                             700,336        751,173        239,081        274,078
Interest income                                   10,329          5,771          5,951            908
Joint venture equity income (loss)                28,054        (82,915)        (9,125)        60,226
                                              ----------     ----------     ----------     ----------
                                               3,034,477      2,800,177        991,711      1,068,507
                                              ----------     ----------     ----------     ----------
EXPENSES
Depreciation                                   1,029,563      1,195,973        306,516        390,956
Property operating                               998,898        976,660        357,138        348,548
Real estate taxes                                437,075        474,724        127,642        153,977
General and administrative                       184,140        187,868         47,740         70,058
                                              ----------     ----------     ----------     ----------
                                               2,649,676      2,835,225        839,036        963,539
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $  384,801     $  (35,048)    $  152,675     $  104,968
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $  266,960     $ (137,309)    $  107,874     $   70,881
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  117,841     $  102,261     $   44,801     $   34,087
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per limited partnership
  unit                                        $     3.81     $    (1.96)    $     1.54     $     1.01
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1993                       $31,869,390     $    --      $31,869,390
Net income                                                     266,960     117,841          384,801
Distributions                                               (1,060,570)    (117,841)     (1,178,411)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1994                      $31,075,780     $    --      $31,075,780
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months
                                                                            ended September 30,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $2,307,906     $1,818,284
Recovery of expenses                                                        727,360        747,482
Interest received                                                            10,329          5,771
Tenant security deposits received (returned)                                    347        (15,406)
Real estate taxes paid                                                     (309,721)      (317,814)
Operating expenses paid                                                  (1,031,324)    (1,066,386)
General and administrative expenses paid                                   (158,714)      (183,321)
Distributions from joint venture                                            513,000        675,000
                                                                         ----------     ----------
Net cash provided by operating activities                                 2,059,183      1,663,610
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                          (145,560)      (934,416)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                            (1,178,411)    (1,022,516)
                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents                        735,212       (293,322)
Cash and cash equivalents at beginning of period                             72,733        571,531
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $  807,945     $  278,209
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                                        $  384,801     $  (35,048)
                                                                         ----------     ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation                                                              1,029,563      1,195,973
Distributions from joint venture                                            513,000        675,000
Joint venture equity (income) loss                                          (28,054)        82,915
Changes in:
Deferred rent                                                                 7,260       (317,760)
Other assets                                                                 31,912          6,205
Accounts payable and accrued expenses                                       120,354         71,731
Tenant security deposits                                                        347        (15,406)
                                                                         ----------     ----------
Total adjustments                                                         1,674,382      1,698,658
                                                                         ----------     ----------
Net cash provided by operating activities                                $2,059,183     $1,663,610
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of September 30, 1994, the results of its operations for the nine and three months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

B. Related Parties

   The general partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The approximate costs and expenses incurred on behalf of the Partnership which are reimbursable to the general partners and their affiliates are:

                                                             Nine months             Three months
                                                         ended September 30,     ended September 30,
                                                        ---------------------    --------------------
                                                          1994        1993         1994        1993
- - -----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $ 31,000    $  32,700    $ 10,000    $ 12,800
Prudential-Bache Properties, Inc. and affiliates          60,700       75,200      18,700      26,600
                                                        --------    ---------    --------    --------
                                                        $ 91,700    $ 107,900    $ 28,700    $ 39,400
                                                        --------    ---------    --------    --------
                                                        --------    ---------    --------    --------

   Expenses payable to the general partners and their affiliates (which are included in accrued expenses) as of September 30, 1994 and December 31, 1993 are approximately $79,800 and $66,700, respectively.

   Prudential Securities Incorporated, an affiliate of the general partners, owns 125 limited partnership units at September 30, 1994.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                      September 30,     December 31,
                                                                          1994              1993
- - ----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,422,957      $  4,422,957
Buildings and improvements                                              29,298,681        29,287,087
Less: accumulated depreciation                                         (15,236,242 )     (13,952,485)
                                                                      -------------     ------------
Net investment in property                                              18,485,396        19,757,559
Accounts receivable, net                                                   599,361           592,024
Cash and cash equivalents                                                1,695,299           571,427
                                                                      -------------     ------------
Total assets                                                          $ 20,780,056      $ 20,921,010
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $  1,117,005      $    366,330
                                                                      -------------     ------------
Partners' capital
Prudential Acquisition Fund I, L.P.                                     10,572,904        11,054,384
Prudential Realty Acquisition Fund II, L.P.                              9,090,147         9,500,296
                                                                      -------------     ------------
Total partners' capital                                                 19,663,051        20,554,680
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 20,780,056      $ 20,921,010
                                                                      -------------     ------------
                                                                      -------------     ------------

                                              Nine months ended                  Three months ended
                                                September 30,                      September 30,
                                        ------------------------------     ------------------------------
                                            1994              1993             1994              1993
- - ---------------------------------------------------------------------------------------------------------
Revenues
Rental income                            $ 1,925,637       $1,948,001        $ 642,996         $578,279
Recovery of expenses                         905,276          861,604          298,918          250,328
Interest income                               39,342           38,488           19,018           13,353
                                        -------------     ------------     -------------     ------------
                                           2,870,255        2,848,093          960,932          841,960
                                        -------------     ------------     -------------     ------------
Expenses
Depreciation and amortization              1,391,554        1,218,796          488,685          411,326
Property operating                           729,052          958,969          260,635           95,703
Real estate taxes                            610,162          728,316          203,290          190,630
General and administrative                    81,118           89,444           23,081           30,934
                                        -------------     ------------     -------------     ------------
                                           2,811,886        2,995,525          975,691          728,593
                                        -------------     ------------     -------------     ------------
Net income (loss)                        $    58,369       $ (147,432)       $ (14,759)        $113,367
                                        -------------     ------------     -------------     ------------
                                        -------------     ------------     -------------     ------------

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, Prudential-Bache Properties, Inc. (``PBP''), Prudential Securities Incorporated and a number of other defendants.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (``RICO''), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

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

E. Subsequent Event

   In November 1994, a distribution of approximately $536,000 was paid to the partners for the quarter ended September 30, 1994. Limited partners received a total of approximately $482,000, which represents $6.875 per unit, and the general partners received the remainder.

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

   During the nine months ended September 30, 1994, the Partnership's cash and cash equivalents increased by approximately $735,000 primarily as a result of increased rental receipts, the timing of payments and reduced capital expenditures. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of approximately $1,695,000 at September 30, 1994 as compared to approximately $571,000 at December 31, 1993. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $513,000 for the nine months ended September 30, 1994 and $675,000 during the nine months ended September 30, 1993. The level of distributions of cash from the Joint Venture is impacted by the operating results of the underlying properties as well as the levels of cash reserves maintained by the Joint Venture.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions paid to the limited and general partners during the nine months ended September 30, 1994 totalled approximately $1,178,000, of which the limited partners received approximately $1,061,000 ($15.12 per unit) and the general partners received the remainder. These distributions represent payments from current and prior undistributed cash flow from operations. For the corresponding period in 1993, total distributions of approximately $1,023,000 were paid to the limited and general partners, of which the limited partners received approximately $920,000 ($13.12 per unit) and the general partners received the remainder.

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

Capital Improvements--Directly-Owned Properties

   For the nine months ended September 30, 1994, the Partnership expended approximately $146,000 on capital improvements, principally at Norwest Center for building improvements. Budgeted capital expenditures for the directly-owned properties for the remainder of 1994 are $109,000. This includes approximately $93,000 in anticipated tenant improvements and leasing commissions and $16,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances and cash derived from future operations.

Capital Improvements--Joint Venture

   For the nine months ended September 30, 1994, the Joint Venture expended approximately $120,000 on building and tenant improvements. Budgeted capital expenditures for the Joint Venture for the remainder of 1994 are $240,000 which includes approximately $221,000 in anticipated leasing commissions and tenant improvements and $19,000 for improvements necessary to maintain the properties. These capital improvements will be funded from cash balances and cash derived from future operations.

Results of Operations

   The Partnership's net income for the nine and three months ended September 30, 1994 increased by approximately $420,000 and $48,000 compared to the corresponding periods in 1993 as discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park was 100% occupied as of September 30, 1994 and 1993. Rental income at Norwalk for the nine months ended September 30, 1994 increased by approximately $165,000 as compared to the corresponding period in 1993. The increase in rental income mainly resulted from unoccupied space for the first two months of 1993. Operating expenses for the nine months ended September 30, 1994 decreased by approximately $12,000 as compared to the corresponding period in 1993. The decrease in operating expenses was mainly due to utility costs being charged directly to the new tenant as well as non-recurring repair and maintenance charges incurred in 1993 to prepare for the new tenant.

   The Norwest Center property in Rochester, Minnesota was 91% and 96% occupied as of September 30, 1994 and 1993, respectively. During the first quarter of 1994, a tenant vacancy resulted in an 8% decrease in occupancy from the fourth quarter in 1993. No significant leases are scheduled to expire during the next twelve months. Rental income for the nine and three months ended September 30, 1994 decreased by approximately $64,000 and $3,000, respectively, as compared to the corresponding periods in 1993 primarily the result of decreased occupancy. Property operating expenses increased by approximately $17,000 and $5,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993 primarily due to higher professional fees.

   The One Executive Center office property in Albuquerque, New Mexico was 100% and 98% occupied as of September 30, 1994 and 1993, respectively. During the next twelve months, nine leases representing 29% of the rentable area are scheduled to expire. Rental income for the nine and three months ended September 30, 1994 increased by approximately $69,000 and $28,000 as compared to the corresponding periods in 1993 due to increased rates. Operating expenses for the nine months ended September 30, 1994 increased by approximately $17,000 as compared to the corresponding period in 1993, primarily as a result of higher utility and administrative labor costs.

Joint Venture Properties

   As of September 30, 1994, Pine Island and Ridge Plaza were 93% and 89% leased, respectively, as compared to 84% and 64% as of September 30, 1993. There are no significant leases scheduled to expire at either property during the next twelve months.

   Efforts continue to market Ridge Plaza as an entertainment center. Leasing efforts are currently targeted towards tenants that provide indoor sports-related and other leisure-time activities and supporting services. The leasing of entertainment space involves a substantial and sustained marketing effort which has and will continue to involve significant tenant concessions. Although Ridge Plaza has experienced significant increased occupancy since 1993, rental rates remain depressed in the current competitive environment.

   The Partnership's joint venture equity income increased by approximately $111,000 for the nine months ended September 30, 1994 but decreased by approximately $69,000 for the three months ended September 30, 1994 as compared to the corresponding periods in 1993.

   Total revenues increased by approximately $22,000 and $119,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily as a result of increased occupancy at both properties. Operating expenses for the nine months ended September 30, 1994 decreased by approximately $230,000 but increased by approximately $165,000 for the three months ended

September 30, 1994 as compared to the corresponding periods in 1993. The decrease was attributable to lower provisions for doubtful accounts and lower repair and maintenance charges. The increase was mainly due to a collection in 1993 of a receivable from a former tenant, which had been previously written-off.

   Real estate taxes for the nine months ended September 30, 1994 decreased by approximately $118,000 as compared to the corresponding period in 1993 primarily because of a 1993 payment of past due taxes owed by a vacated tenant.

   Depreciation and amortization expense increased by approximately $173,000 and $77,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993. The increase in depreciation was primarily as a result of the write-off of a vacated outparcel and related tenant improvements at Ridge Plaza in the first quarter of 1994. The outparcel was demolished to provide additional parking at the Joint Venture's properties. Additionally, a tenant with a new ten-year lease has notified the Joint Venture it will not occupy their space. Negotiations have commenced with the tenant relating to a buy-out of the lease. As a result, depreciation expense for the third quarter included the write-off of related tenant improvements and leasing commissions of approximately $108,000. These increases were offset by the effect of a write-down of the Joint Venture properties in 1993 which lowered depreciation expense for all subsequent periods.

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

       On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Robert J. Alexander                   Date: November 11, 1994
    -----------------------------------------
    Robert J. Alexander
    Vice President
    Chief Accounting Officer for the
    Registrant