Form 10-K
PRUDENTIAL ACQUISITION FUND I LP
filed 1995-03-31
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                   13-3173903
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

One Seaport Plaza, New York, N.Y.                          10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                       (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1994 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Agreement of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended on January 1, 1987, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 10 and 11.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                   PAGE
Item  1        Business..........................................             3
Item  2        Properties........................................             4
Item  3        Legal Proceedings.................................             5
Item  4        Submission of Matters to a Vote of Limited
                 Partners........................................             5
PART II
Item  5        Market for the Registrant's Units and Related
                 Limited Partner Matters.........................             5
Item  6        Selected Financial Data...........................             6
Item  7        Management's Discussion and Analysis of Financial
                 Condition and Results of
                 Operations......................................             6
Item  8        Financial Statements and Supplementary Data.......             6
Item  9        Changes in and Disagreements with Accountants on
                 Accounting and Financial
                 Disclosure......................................             6
PART III
Item 10        Directors and Executive Officers of the Registrant
               Prudential-Bache Properties, Inc..................             7
               Prudential Realty Partnerships, Inc...............             8
Item 11        Executive Compensation............................             9
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management..................................             9
Item 13        Certain Relationships and Related Transactions....             9
PART IV
Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K
               Financial Statements and Financial Statement
                 Schedules.......................................            10
               Exhibits..........................................            11
               Reports on Form 8-K...............................            11
SIGNATURES.......................................................            22

                                     PART I

Item 1. Business

General

   Prudential Acquisition Fund I, L.P. (the ``Registrant''), a Delaware limited partnership, was formed on February 16, 1983 and will terminate on December 31, 2007 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to acquire and manage income-producing commercial real estate with proceeds raised from the initial sale of 70,124 limited partnership units (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant has invested in and operates a real estate investment portfolio consisting of five properties. These commercial real estate properties consist of two office buildings, a warehouse and two shopping centers. The shopping centers were acquired through a joint venture agreement with Prudential Realty Acquisition Fund II, L.P., an affiliated limited partnership. The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   As the economy has improved in certain of the markets relating to the Registrant's properties, the market for commercial real estate has also generally improved. While property values continue to be below the levels reached in the mid-1980's, investment capital is more readily available and investor interest in acquiring certain types of real estate has increased. Accordingly, the Partnership intends to list its properties for sale. See Note C to the financial statements of the Registrant's Annual Report to Limited Partners for the year ended December 31, 1994 (``Registrant's Annual Report'') which is filed as an exhibit hereto for additional information.

General partners

   The general partners of the Registrant are Prudential Realty Partnerships, Inc. (``PRP'') and Prudential-Bache Properties, Inc. (``PBP'') (collectively, the ``General Partners'').

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The real estate industry is highly competitive. The Registrant's properties are subject to competition from similar properties located in the immediate vicinity of its properties. See Item 2 Properties.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note G to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Other Information

   On October 27, 1994, an affiliate of PBP, Prudential Securities Incorporated (``PSI''), entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three-year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

Item 2. Properties

   As of December 31, 1994 the Registrant owns the following properties:

                                      Average                      Square          Average Rental        Average Rental
                         Occupancy   Occupancy      Square        Footage            Rates per             Rates per
                          Rate at     Rate in      Footage      in Submarket        Square Foot           Square Foot
Property                 Property      Area*     of Property        Area            at Property             in Area*
-----------------------  ---------   ---------   ------------   ------------       --------------    ----------------------
Norwest Center
  (Rochester, MN)             87%        88%         96,785         496,000        $18.00 gross      $17.50 to $19.50 gross
Norwalk Industrial
  (Norwalk, CA)              100         90         180,000     76.6 million       $ 3.27 net        $ 3.12 to $ 3.36 net
One Executive Center
  (Albuquerque, NM)           99         88         114,000      2.0 million       $14.50 gross      $13.00 to $15.00 gross
Joint Venture (Davie,
  FL)
  Pine Island**               93         85         250,000     10.0 million       $10.15 gross      $ 6.50 to $15.00 gross
  Ridge Plaza**               80         85         155,000     10.0 million       $ 6.64 gross      $ 6.50 to $15.00 gross
----------------
  Information reflects current market data as obtained from third party appraisals. Gross rental rates indicate the landlord pays the operating and fixed expenses and net rental rates indicate the tenant pays the operating and fixed expenses.
 * The average rental rates for similar properties in the area depend on the age, condition and location of the specific property; average occupancy rates in the area are estimated based on comparable space in the area.
 ** 54% interest held by the Registrant.

   Revenues from the Norwest Center in Rochester, Minnesota, a multi-tenant office building, represented approximately 46%, 52% and 47% of the Registrant's income from directly-owned properties for the years ended December 31, 1994, 1993 and 1992, respectively. One tenant at this property, Norwest Bank, N.A., whose lease expires in 2012, accounted for 28%, 21% and 14% of the revenues of the Registrant for the years ended December 31, 1994, 1993 and 1992, respectively.

   The Rochester office market has been impacted by the construction of a new County Government Center and the acquisition of the old County Government Center by Mayo Clinic, the primary employer in its downtown market. Mayo Clinic, currently occupies about 28% of the Class ``A'' office market in downtown Rochester and approximately 12% of the Norwest Center. While Mayo Clinic has consolidated into facilities it owns during the past few years, certain aspects of its businesses are expanding. Plans to build a new office facility are on hold indefinitely due to the uncertainty facing the health care industry.

   The Registrant's industrial warehouse facility located in Norwalk, California was vacant from September 1992 through February 1993; however, a ten year lease for the entire building was signed March 1, 1993 with Weber Distribution. Revenues from this property represented approximately 18%, 13% and 18% of the Registrant's income from directly-owned properties for the years ended December 31, 1994, 1993 and 1992, respectively.

   Revenues from One Executive Center, a five-story office building located in Albuquerque, New Mexico represented approximately 36%, 35% and 35% of the Registrant's income from directly-owned properties for the years ended December 31, 1994, 1993 and 1992, respectively.

   In May 1985, the Registrant and The Prudential Insurance Company of America (``The Prudential''), through the Ridge Plaza joint venture (the ``Joint Venture''), acquired two shopping centers, Pine Island Ridge Plaza (``Pine Island'') and Ridge Plaza (collectively, the ``Joint Venture Properties''), located in Davie,

Broward County, Florida. The Registrant has a 54% interest in the Joint Venture. During 1986, The Prudential sold its 46% joint venture interest to Prudential Realty Acquisition Fund II, L.P. (``PRAF II''), an affiliated limited partnership. The Registrant's share of the Joint Venture's net income (loss) is recorded as revenue (``Joint Venture Equity Income (Loss)'') in the Registrant's Statements of Operations. The Joint Venture properties were written down to fair value in 1993 to reflect a permanent impairment. See Notes B and C to the Ridge Plaza Joint Venture's financial statements which are filed as an exhibit hereto for further information. One tenant at Pine Island, Builders Square whose lease expires in 2003, accounted for 16%, 13% and 11% of the revenues of the Joint Venture for the years ended December 31, 1994, 1993 and 1992, respectively.

   The estimated fair value of the Registrant's properties (including its pro rata share of the fair value of the Joint Venture's properties) based on third party appraisals as of September 30, 1994 was $31,700,000. Appraised values are only estimates of fair value and should not be relied on as a measure of immediately realizable value. Estimated values may fluctuate with changes in the real estate and financial markets, economic conditions and other factors including the anticipated performance of the properties, property type and geographic location.

   The General Partners believe the Registrant's properties are adequately insured.

   For additional information describing the Registrant's properties, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III--Real Estate and Accumulated Depreciation on page 13 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 1, 1995, there were 7,869 holders of record owning 70,124 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Limited Partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Limited Partners during the quarter indicated:

     Quarter Ended           1994        1993
-----------------------     ------      ------
March 31                    $4.375      $4.375
June 30                     $5.000      $4.375
September 30                $5.750      $4.375
December 31                 $6.875      $4.375

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from cash generated by current operations and prior undistributed cash flow from operations. The Registrant increased the distribution levels paid during 1994 as a result of an increase in rental income from directly-owned properties and improved operations of the joint venture. The distributions paid to limited partners during 1994 and 1993 represent a return of capital on a generally accepted accounting principles
(GAAP) basis. (The return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.) For discussion of other factors that may affect the amount of future distributions, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained on pages 2 through 10 in the Registrant's Annual Report which is filed as an exhibit hereto.

                                                                   Year ended December 31,
                                         ---------------------------------------------------------------------------
                                            1994            1993            1992            1991            1990
                                         -----------     -----------     -----------     -----------     -----------
Rental income                            $ 3,048,468     $ 2,801,858     $ 2,705,969     $ 2,841,684     $ 2,618,070
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Joint venture equity income (loss)(a)    $   193,516     $(7,764,418)    $(1,531,697)    $   (60,885)    $   496,726
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Provision for loss on impairment
  of assets                              $   770,000     $        --     $ 1,100,000     $ 2,000,000     $        --
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net income (loss)                        $    22,610     $(7,805,498)    $(3,009,138)    $(2,157,118)    $   707,212
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net income (loss) per limited
  partnership Unit                       $     (2.12)    $   (113.25)    $    (45.30)    $    (33.03)    $      7.56
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total assets                             $30,609,791     $32,175,924     $41,413,523     $46,133,461     $49,956,978
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total limited partnership
  distributions                          $ 1,542,849     $ 1,226,992     $ 1,507,666     $ 1,430,530     $ 1,594,579
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Limited partner distributions per
  Unit                                   $     22.00     $     17.50     $     21.50     $     20.40     $     22.74
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------

---------------
   (a) Includes $7,587,000 and $1,674,000 provisions for loss on impairment of assets in 1993 and 1992, respectively

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 14 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any limited partners holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and limited partners who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and limited partners who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to most recent fiscal year.

Prudential-Bache Properties, Inc.

      The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

        Name                                        Position

James M. Kelso                     President, Chief Executive Officer, Chairman
                                     of the Board of Directors and Director
Barbara J. Brooks                  Vice President--Finance and Chief Financial
                                     Officer
Robert J. Alexander                Vice President and Chief Accounting Officer
Chester A. Piskorowski             Vice President
Frank W. Giordano                  Director
Nathalie P. Maio                   Director

   JAMES M. KELSO, age 40, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated. Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

   BARBARA J. BROOKS, age 46, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   ROBERT J. ALEXANDER, age 33, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Alexander also serves in various capacities for other affiliated companies. Prior to joining PSI in July 1992, he was with Price Waterhouse for nine years. Mr. Alexander is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 51, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 52, is a Director of PBP. He is a Senior Vice President of PSI and General Counsel of Prudential Mutual Fund Management Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 44, is a Director of PBP Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Prudential Realty Partnerships, Inc.

   The directors and executive officers of Prudential Realty Partnerships, Inc. and their positions are as follows:

         Name                                    Position

Joel W. Stoesser                   Chairman of the Board of Directors
John C. Hoffman                    President and Director
Kevin R. Smith                     Vice President and Director
Steven B. Saperstein               Vice President and Comptroller
Martin Pfinsgraff                  Treasurer
Claude J. Zinngrabe, Jr.           Director
Roger S. Pratt                     Director
Joseph D. Margolis                 Secretary

   JOEL W. STOESSER, age 54, is a Managing Director of Prudential Real Estate Investors. He is head of all client investment programs for real estate assets with areas of responsibility including portfolio management of domestic and international sources of funds. Prior to his current assignment, Mr. Stoesser served as a Senior Vice President of the Prudential Realty Group. He also previously served as a Senior Vice President in Real Estate Investment Management at CIGNA Corporation and held assignments with Connecticut General Life Insurance Company as head of real estate operations and as Director of strategic planning for all investment operations.

   JOHN C. HOFFMAN, age 49, is a Managing Director of Prudential Real Estate Investors. He serves as Portfolio Manager for the PRISA portfolio, a $2.2 billion real estate fund. Prior to his current assignment, Mr. Hoffman was Regional Managing Director for the Northeast region. Mr. Hoffman joined the Prudential in 1974.

   KEVIN R. SMITH, age 37, is Vice President, Prudential Real Estate Investors. He is portfolio manager for four separate accounts and four commingled funds. Mr. Smith has been employed by The Prudential since 1981 and has experience in asset management, development, property acquisitions and sales, and mortgage loans as a result of field office assignments in Cleveland, Houston, and northern New Jersey.

   STEVEN B. SAPERSTEIN, age 33, is Vice President and Comptroller of Prudential Real Estate Investors as well as other Prudential Asset Management Group Real Estate entities. He joined The Prudential Insurance Company of America's Comptroller's Department in 1984 as an Accountant. In 1985, he transferred within the Comptroller's Department to the Tax division.

   MARTIN PFINSGRAFF, age 40, is Vice President and Treasurer of The Prudential Insurance Company of America. He is responsible for all borrowings, cash management and securities custody activities of The Prudential. Prior to joining The Prudential in 1989 as Vice President, Corporate Finance Group, Mr. Pfinsgraff was employed by Mellon Bank where he held various positions in portfolio management, funds management, securities marketing and asset sales.

   CLAUDE J. ZINNGRABE, JR., age 48, is Chairman and Chief Executive Officer of Prudential Real Estate Investors. He also serves as Chairman of Prudential Home Building Investors, Inc., a specialty real estate investment management firm. Mr. Zinngrabe joined Prudential in 1972 and has worked in every area of Prudential's real estate investment activity. From 1979-1981, Mr. Zinngrabe directed a number of real estate development operations in the U.S. and Canada. In 1981, he assumed responsibility for all the company's real estate investment activities throughout New England and the Mid-Atlantic states. From 1984-1991, Mr. Zinngrabe was Senior Vice President of Prudential Realty Group, responsible for property acquisitions and sales on a national basis for all Prudential-managed portfolios.

   ROGER S. PRATT, age 42, is Vice President of Prudential Real Estate Investors. He is the portfolio manager of PRISA II, a large commingled fund. Mr. Pratt joined the Prudential Realty Group in June 1982 as an asset manager in the Atlanta regional office and subsequently served in a variety of positions for the company. Prior to assuming his current position in February 1992, Mr. Pratt was Vice President in charge of the New Jersey regional office.

   JOSEPH D. MARGOLIS, age 34, is Assistant General Counsel responsible for the provision and coordination of legal services to Prudential Real Estate Investors as well as other Prudential Asset Management Group Real Estate entities. His assignments with Prudential have included counsel to The Prudential Mortgage Capital Company, Inc. and Associate Regional Counsel in the Boston Realty Group office. Prior to joining Prudential, Mr. Margolis was employed by Nutter, McClennen & Fish in Boston, Massachusetts.

   Charles R. Lightner and Mark R. Clarke ceased to serve as Directors effective April 28, 1994. Claude J. Zinngrabe Jr. was elected Director as of July 22, 1994. Charles R. Lightner ceased to serve as Chairman of the Board effective April 28, 1994 and Joel W. Stoesser ceased to serve as President effective July 22, 1994. Effective July 22, 1994, Joel W. Stoesser was elected Chairman of the Board and John C. Hoffman was elected President. Effective April 28, 1994, Claude J. Zinngrabe, Jr. was elected Director. Effective March 1, 1995, Steven
B. Saperstein was elected Vice President and Comptroller and Joseph D. Margolis was elected Secretary. Effective March 1, 1995, Nicholas R. Sucic ceased to serve as Vice President and Comptroller and S. Gilmer Towell ceased to serve as Secretary.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing executive officers and directors have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain executive officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1995, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 1, 1995, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1995, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A, B and G to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services. The Joint Venture's relationship with the General Partners is described in Notes A and F of the Joint Venture's financial statements on pages 16 through 21 herein.

                                    PART IV

                                                                         Page
                                                                      in Annual
                                                                        Report

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 Financial Statements and Independent Auditors' Report--Incorporated by reference to the Registrant's Annual Report which is filed as an exhibit hereto

                            Independent Auditors' Report                    2

                            Financial Statements:
                            Statements of Financial
                              Condition--December 31, 1994 and 1993         3
                            Statements of Operations--Three years
                              ended December 31, 1994                       4
                            Statements of Changes in Partners'
                              Capital--Three years ended December
                              31, 1994                                      4
                            Statements of Cash Flows--Three years
                              ended December 31, 1994                       5
                            Notes to Financial Statements                   6

  2                         Financial Statement Schedules and
                              Independent Auditors' Report
                            Independent Auditors' Report on
                              Schedules

                            Schedules:
                            II--Valuation and Qualifying
                              Accounts and Reserves--Three years
                              ended December 31, 1994
                            III--Real Estate and Accumulated
                              Depreciation--December 31, 1994
                            Notes to Schedule III-Real Estate and
                              Accumulated Depreciation
                            Ridge Plaza Joint Venture Financial
                              Statements and Independent Auditors'
                              Report
                            Independent Auditors' Report

                            Financial Statements:
                            Statements of Financial
                              Condition--December 31, 1994 and 1993
                            Statements of Operations--Three years
                              ended December 31, 1994
                            Statements of Changes in Partners'
                              Capital--Three years ended December
                              31, 1994
                            Statements of Cash Flows--Three years
                              ended December 31, 1994
                            Notes to Financial Statements

                            All other schedules have been omitted
                            because they are not applicable or
                            the required information is included
                            in the financial statements and notes
                            thereto.

  3                         Exhibits
                            Description:
                 3 and 4    Amended and Restated Agreement of
                              Limited Partnership (1)
                            Amendment to Limited Partnership
                              Agreement dated as of January 1,
                              1987(2)

  10                        Material Contracts:
                       A.   Joint Venture Agreement dated May 8,
                            1985 between The Prudential
                            Insurance Company of America
                            (``Prudential'') and the
                            Registrant (3)
                       B.   Purchase Agreement and First
                            Amendment to Joint Venture Agreement
                            dated June 28, 1985 between
                            Registrant and Prudential (4)
                       C.   Amended and Restated Joint Venture
                            Interest Acquisition and Option
                            Agreement dated June 28, 1985 between
                            Prudential and Prudential Realty
                            Acquisition Fund II, L.P. (``PRAF
                            II'') (4)
                       D.   Amended and Restated Acquisition Fee
                            Agreement dated June 28, 1985 among
                            Prudential Realty Partnerships, Inc.,
                            Prudential-Bache Properties, Inc.,
                            Registrant, PRAF II, Prudential, and
                            Ridge Plaza Joint Venture (4)
                       E.   Second Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint
                            Venture and Second Amendment to
                            Amended and Restated Joint Venture
                            Interest Acquisition and Option
                            Agreement and First Amendment to
                            Amended and Restated Acquisition Fee
                            Agreement dated January 14, 1986
                            among Registrant, Prudential and PRAF
                            II (5)
                       F.   Third Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint
                            Venture dated as of May 15, 1986
                            among Registrant, Prudential and PRAF
                            II (6)

  13 Registrant's 1994 Annual Report to Limited Partners (With the exception of the information and data incorporated by reference in Items 3, 7, and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1994 Annual Report to Limited
                            Partners is to be deemed filed as
                            part of this report.)

  25(i)                     Executed Power of Attorney of Martin
                            Pfinsgraff (7)

  27                        Financial Data Schedule (filed
                            herewith)

(b)                         Reports on Form 8-K
                            No reports on Form 8-K were filed
                            during the last quarter of the period
                            covered by this report.
---------------
(1) Incorporated by reference to Prospectus dated July 1, 1983 as filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933
(2) Incorporated by reference to Exhibits 3 and 4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988
(3) Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K dated May 23, 1985
(4) Incorporated by reference to Exhibit 10(d) of Amendment on Form 8 to Registrant's Current Report on Form 8-K dated May 23, 1985
(5) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated January 14, 1986
(6) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated May 15, 1986
(7) Incorporated by reference to Exhibit 25(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991

(LOGO)

                Two World Financial Center            Telephone: (212) 436-2000
                New York, New York 10281-1414         Facsimile: (212) 436-5000

INDEPENDENT AUDITORS' REPORT

To the Partners of Prudential Acquisition Fund I, L.P.
New York, New York

We have audited the financial statements of Prudential Acquisition Fund I, L.P. (a Delaware Limited Partnership) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 14, 1995; such financial statements and report thereon are included in your 1994 Annual Report to Limited
Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Prudential Acquisition Fund I, L.P., listed in Item 14. These financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
---------------------------
March 14, 1995

(LOGO)

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

          Schedule II--Valuation and Qualifying Accounts and Reserves

--------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                 Deductions - Amounts
Year Ended          Balance at          Additions - Amounts       Written-off During        Balance at
December 31      Beginning of Year      Reserved During Year             Year              End of Year
-----------     -------------------     --------------------     --------------------     --------------
    1994            $        --              $       --               $       --            $       --
    1993              3,100,000                      --                3,100,000                    --
    1992              2,000,000               1,100,000                       --             3,100,000

------------------------------------------------------------------------------------------------------------------------
             Schedule III--Real Estate and Accumulated Depreciation
                               December 31, 1994
------------------------------------------------------------------------------------------------------------------------
                                                                               Gross Amounts at which
                            Initial Cost (A)             Costs             Carried at Close of Period (C)
                     ------------------------------   Capitalized   ---------------------------------------------
                                      Buildings       Subsequent                     Buildings
                                         and              to                            and                           Accumulated
 Description (B)        Land         Improvements     Acquisition(F)    Land        Improvements      Total (D)     Depreciation(E)
------------------   -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
Norwest Center
  Rochester, MN
  Office Building    $   525,000   $     8,027,899    $  855,349    $   525,000   $     8,883,248    $  9,408,248   $     3,380,507
Norwalk Industrial
  Norwalk, CA
  Industrial
  Warehouse            2,248,792         5,678,285     1,113,444      2,248,792         6,791,729       9,040,521         2,818,034
One Executive
  Center
  Albuquerque, NM
  Office Building      2,085,729        15,228,676      (895,054)     1,234,329        15,185,022      16,419,351        10,015,475
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
    Totals           $ 4,859,521   $    28,934,860    $1,073,739    $ 4,008,121   $    30,859,999    $ 34,868,120   $    16,214,016
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------

                       Year of           Date         Depreciation
                     Construction      Acquired          Life
                     ------------      --------    ----------------
Rochester, MN            1982           8/29/83        5--35 years
Norwalk, CA              1976           2/24/84        5--30 years
Albuquerque, NM          1983           3/29/84        5--30 years

--------------------------------------------------------------------------------
                See notes to Schedule III on the following page

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            Notes to Schedule III -
                    Real Estate and Accumulated Depreciation
                               December 31, 1994

(A) Initial cost represents the initial purchase price of the properties including acquisition fees.

(B) There are no encumbrances against any of the properties.

(C) The aggregate cost of the real estate owned for Federal income tax purposes is $37,777,127.

(D) Reconciliation of Real Estate Owned:

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                   1994            1993            1992
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $35,293,581     $37,279,850     $37,100,699
    Additions During Year                           344,539       1,113,731         179,151
    Write-downs During Year                        (770,000)     (3,100,000)             --
                                                -----------     -----------     -----------
    Balance at End of Year                      $34,868,120     $35,293,581     $37,279,850
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(E) Reconciliation of Accumulated Depreciation:

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                   1994            1993            1992
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $14,877,560     $13,252,407     $11,338,400
    Additions During Year                         1,336,456       1,625,153       1,914,007
                                                -----------     -----------     -----------
    Balance at End of Year                      $16,214,016     $14,877,560     $13,252,407
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(F) Costs Capitalized Subsequent to Acquisition include noncash write-downs of $3,870,000.

(LOGO)

                Two World Financial Center            Telephone: (212) 436-2000
                New York, New York 10281-1414         Facsimile: (212) 436-5000

INDEPENDENT AUDITORS' REPORT

To the Partners of Ridge Plaza Joint Venture
New York, New York

We have audited the accompanying statements of financial condition of Ridge Plaza Joint Venture as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Joint Venture Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Joint Venture Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridge Plaza Joint Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
---------------------------
March 14, 1995

(LOGO)

                           RIDGE PLAZA JOINT VENTURE
                       STATEMENTS OF FINANCIAL CONDITION

                                                                              December 31,
                                                                      -----------------------------
                                                                          1994             1993
---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,422,957     $  4,422,957
Buildings and improvements                                              29,615,596       29,287,087
Less: accumulated depreciation                                         (15,627,896)     (13,952,485)
                                                                      ------------     ------------
Net investment in property                                              18,410,657       19,757,559
Accounts receivable, net of allowance for doubtful accounts of
  $97,105
  in 1994 and $65,174 in 1993                                              407,437          592,024
Cash and cash equivalents                                                2,054,578          571,427
                                                                      ------------     ------------
Total assets                                                          $ 20,872,672     $ 20,921,010
                                                                      ------------     ------------
                                                                      ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Real estate taxes payable                                             $    446,029     $     25,356
Accounts payable and accrued expenses                                      296,671          210,475
Tenant security deposits                                                   158,373          130,499
                                                                      ------------     ------------
Total liabilities                                                          901,073          366,330
                                                                      ------------     ------------
Partners' capital
Prudential Acquisition Fund I, L.P.                                     10,739,520       11,054,384
Prudential Realty Acquisition Fund II, L.P.                              9,232,079        9,500,296
                                                                      ------------     ------------
Total partners' capital                                                 19,971,599       20,554,680
                                                                      ------------     ------------
Total liabilities and partners' capital                               $ 20,872,672     $ 20,921,010
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF OPERATIONS

                                                                   Year ended December 31,
                                                        ---------------------------------------------
                                                            1994             1993            1992
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                           $  2,613,050     $  2,514,661     $ 2,831,315
Recovery of expenses                                         937,386        1,070,228         987,928
Interest income                                               62,641           48,230          50,027
                                                        ------------     ------------     -----------
                                                           3,613,077        3,633,119       3,869,270
                                                        ------------     ------------     -----------
EXPENSES
Depreciation and amortization                              1,675,411        1,646,412       1,797,832
Property operating                                         1,034,603        1,266,862         998,339
Real estate taxes                                            427,759          924,126         691,650
General and administrative                                   108,385          115,717         109,369
Provision for loss on impairment of assets                        --       14,050,000       3,100,000
                                                        ------------     ------------     -----------
                                                           3,246,158       18,003,117       6,697,190
                                                        ------------     ------------     -----------
Net income (loss)                                       $    366,919     $(14,369,998)    $(2,827,920)
                                                        ------------     ------------     -----------
                                                        ------------     ------------     -----------
ALLOCATION OF NET INCOME (LOSS)
Prudential Acquisition Fund I, L.P.                     $    198,136     $ (7,759,799)    $(1,527,077)
                                                        ------------     ------------     -----------
                                                        ------------     ------------     -----------
Prudential Realty Acquisition Fund II, L.P.             $    168,783     $ (6,610,199)    $(1,300,843)
                                                        ------------     ------------     -----------
                                                        ------------     ------------     -----------
-----------------------------------------------------------------------------------------------------

                           RIDGE PLAZA JOINT VENTURE
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------------
                                                                        PRUDENTIAL
                                                        PRUDENTIAL        REALTY
                                                        ACQUISITION     ACQUISITION
                                                          FUND I,        FUND II,
                                                           L.P.            L.P.            TOTAL
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1991                    $21,340,260     $18,262,338     $ 39,602,598
Net loss                                                 (1,527,077)     (1,300,843)      (2,827,920)
Distributions                                              (216,000)       (184,000)        (400,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1992                     19,597,183      16,777,495       36,374,678
Net loss                                                 (7,759,799)     (6,610,199)     (14,369,998)
Distributions                                              (783,000)       (667,000)      (1,450,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1993                     11,054,384       9,500,296       20,554,680
Net income                                                  198,136         168,783          366,919
Distributions                                              (513,000)       (437,000)        (950,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1994                    $10,739,520     $ 9,232,079     $ 19,971,599
                                                        -----------     -----------     ------------
                                                        -----------     -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                        ---------------------------------------------
                                                            1994             1993            1992
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                  $  2,957,742     $  2,213,511     $ 2,675,811
Recovery of expenses received                                787,585        1,444,018       1,031,456
Operating expenses paid                                     (942,091)      (1,155,524)     (1,011,121)
Real estate taxes paid                                        (7,086)        (934,009)       (679,693)
General and administrative expenses paid                    (125,005)        (108,988)       (107,517)
Interest received                                             62,641           48,230          50,027
Tenant security deposits received (returned)                  27,874          (10,845)          7,428
                                                        ------------     ------------     -----------
Net cash provided by operating activities                  2,761,660        1,496,393       1,966,391
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                           (328,509)      (1,322,959)       (101,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                               (950,000)      (1,450,000)       (400,000)
                                                        ------------     ------------     -----------
Net increase (decrease) in cash and cash equivalents       1,483,151       (1,276,566)      1,465,360
Cash and cash equivalents at beginning of year               571,427        1,847,993         382,633
                                                        ------------     ------------     -----------
Cash and cash equivalents at end of year                $  2,054,578     $    571,427     $ 1,847,993
                                                        ------------     ------------     -----------
                                                        ------------     ------------     -----------
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                       $    366,919     $(14,369,998)    $(2,827,920)
                                                        ------------     ------------     -----------
Adjustments to reconcile net income (loss) to net
  cash
  provided by operating activities:
Provision for loss on impairment of assets                        --       14,050,000       3,100,000
Bad debt expense (recovery)                                   31,931         (282,982)         33,656
Depreciation and amortization                              1,675,411        1,646,412       1,797,832
Changes in:
Accounts receivable                                          152,656          355,622        (145,630)
Accounts payable and accrued expenses                         86,196           70,607         (10,932)
Real estate taxes payable                                    420,673           (9,882)         11,957
Ttenant security deposits                                     27,874           36,614           7,428
                                                        ------------     ------------     -----------
Total adjustments                                          2,394,741       15,866,391       4,794,311
                                                        ------------     ------------     -----------
Net cash provided by operating activities               $  2,761,660     $  1,496,393     $ 1,966,391
                                                        ------------     ------------     -----------
                                                        ------------     ------------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS

A. General

   Ridge Plaza Joint Venture (the ``Joint Venture'') is a joint venture formed on May 8, 1985 which will terminate on May 8, 2025 unless ended sooner under the provisions of the joint venture agreement (the ``Joint Venture Agreement''). The Joint Venture was formed to acquire and manage two shopping centers, Ridge Plaza Shopping Center and Pine Island Ridge Plaza Shopping Center, located in Davie, Broward County, Florida. The co-venturers are Prudential Acquisition Fund I, L.P. (``PAF I'') and Prudential Realty Acquisition Fund II, L.P. (``PRAF II''). PAF I and PRAF II are Delaware limited partnerships of which Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (``PRP'') are the co-general partners.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of the Joint Venture are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

   Certain reclassifications have been made to prior year balances to conform with the current year's financial statement presentation.

Investment in property

   Property investments are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and sale of the property. Property investments are depreciated using the straight-line method over their estimated economic lives which range from 5 to 35 years depending on property type.

   Buildings and improvements include furniture and fixtures, tenant improvements and capitalized leasing costs. Tenant improvements and capitalized leasing costs are amortized over the lives of the respective leases. Ccapitalized leasing costs, net of accumulated amortization, were $130,733 and $96,140 at December 31, 1994 and 1993, respectively.

   A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of a property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the estimated fair value. Property investments themselves are reduced to estimated fair value (based on third party appraisals) when the property is considered to be permanently impaired and the depreciated cost exceeds the estimated fair value.

Cash and cash equivalents

   Cash and cash equivalents include money market funds.

Income taxes

   The Joint Venture is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed to the individual partners. The Joint Venture may be subject to other state and local taxes in jurisdictions in which it operates.

Profit and loss allocations and distributions

   For financial reporting purposes, net profits or losses are allocated 54% to PAF I and 46% to PRAF II.

   Distributions of cash are made in accordance with the Joint Venture Agreement and are allocated 54% to PAF I and 46% to PRAF II.

C. Investment in Property

   The Joint Venture's net investment in property is comprised of the following:

                                                                      December 31,
                                                               --------------------------
                                                                  1994           1993
          -------------------------------------------------------------------------------
          Pine Island Ridge Plaza Shopping Center--
            Davie, Broward County, FL                          $14,111,632    $14,653,647
          Ridge Plaza Shopping Center--
            Davie, Broward County, FL                            4,299,025      5,103,912
                                                               -----------    -----------
                                                               $18,410,657    $19,757,559
                                                               -----------    -----------
                                                               -----------    -----------

   The Joint Venture's properties were considered to be permanently impaired in 1993 because declines in net operating income had continued for an extended period of time and the trend was not expected to change in the foreseeable future. Based on low rental rates, which continued to decline in comparison to the average rental rates charged by the competition, significant tenant concessions and oversupply of retail space in the Joint Venture's submarket, a write-down of $17,150,000 was recorded at December 31, 1993 to reduce the Joint Venture's properties to estimated fair value based on third party appraisals.

D. Income Taxes

   The following is a reconciliation of net income (loss) for financial reporting purposes with net income (loss) for tax reporting purposes.

                                                            Year ended December 31,
                                                    ----------------------------------------
                                                      1994           1993           1992
          ----------------------------------------------------------------------------------
          Net income (loss) per financial
            statements                              $ 366,919    $(14,369,998)   $(2,827,920)
          Provision for loss on impairment of
            assets                                         --      14,050,000      3,100,000
          Tax depreciation (greater) less than
            depreciation per financial statements    (136,687)       (130,660)        34,484
          Bad debt expense (recovery)                  31,930        (282,982)        33,625
          Unearned rental income                       10,304          22,103          2,165
          Other                                       (37,416)             --             --
                                                    ---------    ------------    -----------
          Tax basis net income (loss)               $ 235,050    $   (711,537)   $   342,354
                                                    ---------    ------------    -----------
                                                    ---------    ------------    -----------

   The differences between the tax basis and book basis of partners' capital are primarily attributable to the cumulative effect of the book-to-tax income (loss) adjustments.

E. Leases

   The Joint Venture has noncancellable operating leases at its two shopping centers. One tenant, Builders Square (whose lease expires in 2003) accounted for 16%, 13% and 11% of the revenues of the Joint Venture for the years ended December 31, 1994, 1993 and 1992, respectively. Future minimum base lease receipts at December 31, 1994 due under these noncancellable leases are as follows:

      1995           $  2,495,775
      1996              2,876,479
      1997              2,814,701
      1998              2,661,407
      1999              2,028,779
     Thereafter         6,892,804
                     ------------
                     $ 19,769,945
                     ------------
                     ------------

   In addition, certain of the leases require the lessees to reimburse the Joint Venture for real estate taxes, insurance costs and other expenses.

F. Related Parties

   The general partners of the co-venturers and their affiliates perform services for the Joint Venture which include, but are not limited to; accounting and financial management; asset management; and other administrative services. The amount of reimbursement from the Joint Venture is limited by the provisions of the Joint Venture Agreement. The approximate costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the general partners of the co-venturers and their affiliates were:

                                                                Year ended December 31,
                                                             -----------------------------
                                                              1994       1993       1992
          --------------------------------------------------------------------------------
          Prudential Realty Partnerships, Inc. and
            affiliates                                       $34,900    $40,100    $35,900
          Prudential-Bache Properties, Inc. and affiliates    22,400     23,700     22,400
                                                             -------    -------    -------
                                                             $57,300    $63,800    $58,300
                                                             -------    -------    -------
                                                             -------    -------    -------

   Expenses payable to the general partners of the co-venturers and their affiliates (which are included in accrued expenses) as of December 31, 1994 and 1993 were approximately $19,900 and $21,600, respectively.

   The Joint Venture maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the co-venturers, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Joint Venture Agreement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ACQUISITION FUND I, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                       Date: March 30, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                            Date: March 30, 1995
     ---------------------------------------------
     James M. Kelso
     President, Chief Executive Officer, Chairman
     of the Board of Directors and Director
     By: /s/ Barbara J. Brooks                         Date: March 30, 1995
     ---------------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief Financial
     Officer
     By: /s/ Robert J. Alexander                       Date: March 30, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President
     By: /s/ Frank W. Giordano                         Date: March 30, 1995
     ---------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                          Date: March 30, 1995
     ---------------------------------------------
     Nathalie P. Maio
     Director

     Prudential Realty Partnerships, Inc.
     A Delaware corporation, General Partner
     By: /s/ Joel W. Stoesser                          Date: March 30, 1995
     ---------------------------------------------
     Joel W. Stoesser
     Chairman of the Board of Directors
     By: /s/ John C. Hoffman                           Date: March 30, 1995
     ---------------------------------------------
     John C. Hoffman
     President and Director
     By: /s/ Kevin R. Smith                            Date: March 30, 1995
     ---------------------------------------------
     Kevin R. Smith
     Vice President and Director
     By: /s/ Steven B. Saperstein                      Date: March 30, 1995
     ---------------------------------------------
     Steven B. Saperstein
     Vice President and Comptroller
     By: *                                             Date: March 30, 1995
     ---------------------------------------------
     Martin Pfinsgraff
     Treasurer
     By: /s/ Claude J. Zinngrabe, Jr.                  Date: March 30, 1995
     ---------------------------------------------
     Claude J. Zinngrabe, Jr.
     Director
     By: /s/ Roger S. Pratt                            Date: March 30, 1995
     ---------------------------------------------
     Roger S. Pratt
     Director
     By: /s/ Joseph D. Margolis                        Date: March 30, 1995
     ---------------------------------------------
     Joseph D. Margolis
     Secretary
     By: * /s/ Kevin R. Smith
     ---------------------------------------------
     Kevin R. Smith
     (Attorney-in-fact)