Form 10-Q
period 1995-03-31
PRUDENTIAL ACQUISITION FUND I LP
filed 1995-05-15
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  13-3173903
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)

One Seaport Plaza, New York, NY                           10292-0116
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- - - - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1995              1994
- - - - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,008,121      $  4,008,121
Buildings and improvements                                              30,904,348        30,859,999
Less: accumulated depreciation                                         (16,517,090 )     (16,214,016)
Investment in joint venture, net                                        10,403,231        10,792,867
                                                                      -------------     ------------
Net investment in property and joint venture                            28,798,610        29,446,971
Cash and cash equivalents                                                1,115,833           646,346
Deferred rent                                                              472,789           499,599
Other assets                                                                27,600            16,875
                                                                      -------------     ------------
Total assets                                                          $ 30,414,832      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    441,730      $    415,871
Tenant security deposits                                                    17,846            16,192
                                                                      -------------     ------------
Total liabilities                                                          459,576           432,063
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  29,955,256        30,177,728
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 29,955,256        30,177,728
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 30,414,832      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
- - - - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three months
                                                                               ended March 31,
                                                                           -----------------------
                                                                              1995          1994
- - - - --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                              $  735,353     $798,018
Recovery of expenses                                                          213,478      236,646
Interest income                                                                10,747        1,412
Joint venture equity income (loss)                                            150,364      (80,704)
                                                                           ----------     --------
                                                                            1,109,942      955,372
                                                                           ----------     --------
EXPENSES
Depreciation and amortization                                                 303,074      401,393
Property operating                                                            289,236      309,868
Real estate taxes                                                             142,755      159,323
General and administrative                                                     61,667       61,752
                                                                           ----------     --------
                                                                              796,732      932,336
                                                                           ----------     --------
Net income                                                                 $  313,210     $ 23,036
                                                                           ----------     --------
                                                                           ----------     --------
ALLOCATION OF NET INCOME
Limited partners                                                           $  259,643     $(11,046)
                                                                           ----------     --------
                                                                           ----------     --------
General partners                                                           $   53,567     $ 34,082
                                                                           ----------     --------
                                                                           ----------     --------
Net income (loss) per limited partnership unit                             $     3.70     $   (.16)
                                                                           ----------     --------
                                                                           ----------     --------
- - - - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- - - - ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $30,177,728     $    --      $30,177,728
Net income                                                     259,643      53,567          313,210
Distributions                                                 (482,115)    (53,567 )       (535,682)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1995                          $29,955,256     $    --      $29,955,256
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- - - - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                         -------------------------
                                                                            1995           1994
- - - - --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $  751,476     $  751,757
Recovery of expenses received                                               211,481        238,146
Interest received                                                            10,747          1,412
Tenant security deposits received                                             1,654            146
Operating expenses paid                                                    (398,844)      (317,199)
General and administrative expenses paid                                    (66,996)       (37,590)
Distributions from joint venture income                                     150,364             --
                                                                         ----------     ----------
Net cash provided by operating activities                                   659,882        636,672
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (44,349)       (42,262)
Distributions from joint venture in excess of income                        389,636        135,000
                                                                         ----------     ----------
Net cash provided by investing activities                                   345,287         92,738
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                  (535,682)      (340,820)
                                                                         ----------     ----------
Net increase in cash and cash equivalents                                   469,487        388,590
Cash and cash equivalents at beginning of period                            646,346         72,733
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $1,115,833     $  461,323
                                                                         ----------     ----------
                                                                         ----------     ----------
- - - - --------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Net income                                                               $  313,210     $   23,036
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                               303,074        401,393
Joint venture equity loss                                                        --         80,704
Changes in:
Deferred rent                                                                26,810        (39,051)
Other assets                                                                (10,725)        (5,710)
Accounts payable and accrued expenses                                        25,859        176,154
Tenant security deposits                                                      1,654            146
                                                                         ----------     ----------
Total adjustments                                                           346,672        613,636
                                                                         ----------     ----------
Net cash provided by operating activities                                $  659,882     $  636,672
                                                                         ----------     ----------
                                                                         ----------     ----------
- - - - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

B. Related Parties

   Prudential-Bache Properties, Inc. and Prudential Realty Partnerships, Inc. (the ``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The approximate costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates are:

                                                                                   Three months
                                                                                 ended March 31,
                                                                               --------------------
                                                                                 1995        1994
- - - - ---------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates                            $ 14,600    $ 10,500
Prudential-Bache Properties, Inc. and affiliates                                 19,600      21,000
                                                                               --------    --------
                                                                               $ 34,200    $ 31,500
                                                                               --------    --------
                                                                               --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of March 31, 1995 and December 31, 1994 are approximately $64,000 and $41,100, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owned 165 limited partnership units at March 31, 1995.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                        March 31,       December 31,
                                                                          1995              1994
- - - - ----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,422,957      $  4,422,957
Buildings and improvements                                              29,609,932        29,615,596
Less: accumulated depreciation                                         (15,890,072 )     (15,627,896)
                                                                      -------------     ------------
Net investment in property                                              18,142,817        18,410,657
Accounts receivable, net                                                   575,671           407,437
Cash and cash equivalents                                                1,480,139         2,054,578
                                                                      -------------     ------------
Total assets                                                          $ 20,198,627      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $    946,437      $    901,073
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                     10,351,039        10,739,520
Prudential Realty Acquisition Fund II, L.P.                              8,901,151         9,232,079
                                                                      -------------     ------------
Total partners' capital                                                 19,252,190        19,971,599
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 20,198,627      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                                            Three Months Ended
                                                                                March 31,
                                                                      ------------------------------
                                                                          1995              1994
- - - - ----------------------------------------------------------------------------------------------------
Revenues
Rental income                                                         $    675,806      $    619,157
Recovery of expenses                                                       282,788           327,667
Interest income                                                             25,485             7,138
                                                                      -------------     ------------
                                                                           984,079           953,962
                                                                      -------------     ------------
Expenses
Depreciation and amortization                                              262,176           643,826
Property operating                                                         249,948           225,187
Real estate taxes                                                          161,907           203,436
General and administrative                                                  29,457            28,826
                                                                      -------------     ------------
                                                                           703,488         1,101,275
                                                                      -------------     ------------
Net income (loss)                                                     $    280,591      $   (147,313)
                                                                      -------------     ------------
                                                                      -------------     ------------

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violation of Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, breach of fiduciary duty, fraud and deceit and negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive and treble damages, and rescission, including costs and attorneys' fees, but the only relief sought against the Partnership was an accounting. Defendants filed a motion to dismiss on December 22, 1993.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, was transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceeding under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership is not named as a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey RICO statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint.

   PSI and the General Partners, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

   PSI and the General Partners believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action.

E. Subsequent Event

   In May 1995, a distribution of approximately $623,000 was paid to the partners for the quarter ended March 31, 1995. Limited partners received approximately $561,000, which represents $8.00 per unit, and the general partners received the remainder.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two office buildings, a warehouse and an equity interest in a joint venture (the ``Joint Venture'') which owns two shopping centers.

   The General Partners are in the process of listing the Partnership properties for sale due to improved availability of capital and demand for certain types of real estate. There is no assurance that these marketing efforts will be successful. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided, and are anticipated to continue to provide, sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the three months ended March 31, 1995, the Partnership's cash and cash equivalents increased by approximately $469,500 primarily as a result of distributions from the Joint Venture. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of approximately $1,480,100 at March 31, 1995 as compared to approximately $2,054,600 at December 31, 1994. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $540,000 and $135,000 for the three months ended March 31, 1995 and 1994, respectively. The level of distributions of cash from the Joint Venture is impacted by the operating results of the underlying properties as well as the levels of cash reserves it maintains.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions paid to the limited and General Partners during the three months ended March 31, 1995 totalled approximately $535,700, of which the limited partners received approximately $482,100 ($6.87 per unit) and the General Partners received the remainder. Cash distributions paid to the limited and General Partners during the three months ended March 31, 1994 totalled $340,800, of which the limited partners received $306,700 ($4.37 per unit) and the General Partners received the remainder. These distributions represent payments from cash flow from operations for the quarters ended December 31, 1994 and 1993, respectively.

   The amount of cash generated by the Partnership from operations of the directly-owned and Joint Venture properties and the amount expended or reserved for capital improvements could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the three months ended March 31, 1995, the Partnership expended approximately $44,350 on capital improvements, principally at One Executive Center for tenant improvements. Projected capital expenditures for the directly-owned properties for the remainder of 1995 are estimated at $324,000. This includes approximately $226,000 in anticipated tenant improvements and leasing commissions and $98,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   For the three months ended March 31, 1995, the Joint Venture, in which the Partnership has a 54% interest, did not make any capital expenditures. Projected capital expenditures for the Joint Venture for the remainder of 1995 are estimated to be $215,000 which includes $161,000 in anticipated leasing commissions and tenant improvements and $54,000 for improvements necessary to maintain the properties.

Results of Operations

   The Partnership's net income for the three months ended March 31, 1995 increased by approximately $290,200 as compared to the three months ended March 31, 1994. The major components of this change are discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park was 100% occupied as of March 31, 1995 and 1994. Rental income at Norwalk for the three months ended March 31, 1995 decreased by approximately $58,500 as compared to the corresponding period in 1994 primarily as a result of an adjustment to properly reflect the impact of additional free concessions given to its sole tenant in 1994. Operating expenses for the three months ended March 31, 1995 were comparable to the corresponding period in 1994.

   The Norwest Center property in Rochester, Minnesota was 89% and 88% leased as of March 31, 1995 and 1994, respectively. No significant leases are scheduled to expire during the next twelve months. Rental income decreased approximately $8,300 for the three months ended March 31, 1995 compared to the corresponding period in 1994 due to lower occupancy. Operating expenses for the three months ended March 31, 1995 were comparable to the corresponding period in 1994.

   The One Executive Center office property in Albuquerque, New Mexico was 100% leased as of March 31, 1995 and 1994, respectively. During the next twelve months, seven leases representing approximately 14% of the rentable area are scheduled to expire. Rental income for the three months ended March 31, 1995 was comparable to the corresponding period in 1994. Operating expenses for the three months ended March 31, 1995 decreased by approximately $16,400 as compared to 1994 primarily as a result of a decrease in cleaning and utilities expense.

   Depreciation and amortization for the three months ended March 31, 1995 decreased by approximately $98,300 as compared to the corresponding period in 1994 as several tenant improvements at One Executive Center were fully depreciated during the first quarter of 1994.

Joint Venture Properties

   As of March 31, 1995, Pine Island and Ridge Plaza were 93% and 80% occupied, respectively, as compared to 89% and 80% as of March 31, 1994. In the third quarter of 1994, a tenant who had signed a ten-year lease notified the Joint Venture it would not occupy its space (approximately 10% of the leased space of Ridge Plaza). The tenant is not making payments as required by its lease. Negotiations continue with the tenant relating to a buy-out of the lease. Over the next twelve months, three leases representing 6% of the rentable space are scheduled to expire at Pine Island. There are no leases scheduled to expire during the next twelve months at Ridge Plaza.

   The Partnership's Joint Venture equity income increased by approximately $231,100 for the three months ended March 31, 1995 as compared to the corresponding period in 1994.

   Total revenues increased by approximately $30,100 for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily as a result of increased interest income and an increase in rental income at Ridge Plaza due to the expiration of free rent periods for several tenants during the first quarter of 1994.

   Operating expenses for the three months ended March 31, 1995 increased by approximately $24,800 as compared to the corresponding period in 1994 due to an increase in the provision for bad debts.

   Real estate taxes decreased by approximately $41,500 for the three months ended March 31, 1995 as compared to the corresponding period in 1994 due to lower assessments at both properties.

   Depreciation and amortization expense decreased by approximately $381,600 for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily as a result of write-downs during 1994 which lowered depreciation expense for subsequent periods. In the first quarter of 1994, a vacated outparcel and related tenant improvements at Ridge Plaza was demolished to provide for additional parking at the Joint Venture's properties.

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

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

        Description:

3 and 4    Amended and Restated Agreement of Limited Partnership(1)
           Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)

         b. Reports on Form 8-K--None
- - - - ---------------

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Robert J. Alexander                   Date: May 12, 1995
    -----------------------------------------
    Robert J. Alexander
    Vice President
    Chief Accounting Officer for the
    Registrant