Form 10-Q/A
period 1995-03-31
PRUDENTIAL ACQUISITION FUND I LP
filed 1995-05-15
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT #1

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  13-3173903
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)

One Seaport Plaza, New York, NY                           10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1995              1994
- ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,008,121      $  4,008,121
Buildings and improvements                                              30,904,348        30,859,999
Less: accumulated depreciation                                         (16,517,090 )     (16,214,016)
Investment in joint venture, net                                        10,403,231        10,792,867
                                                                      -------------     ------------
Net investment in property and joint venture                            28,798,610        29,446,971
Cash and cash equivalents                                                1,115,833           646,346
Deferred rent                                                              472,789           499,599
Other assets                                                                27,600            16,875
                                                                      -------------     ------------
Total assets                                                          $ 30,414,832      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    441,730      $    415,871
Tenant security deposits                                                    17,846            16,192
                                                                      -------------     ------------
Total liabilities                                                          459,576           432,063
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  29,955,256        30,177,728
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 29,955,256        30,177,728
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 30,414,832      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three months
                                                                               ended March 31,
                                                                           -----------------------
                                                                              1995          1994
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                              $  735,353     $798,018
Recovery of expenses                                                          213,478      236,646
Interest income                                                                10,747        1,412
Joint venture equity income (loss)                                            150,364      (80,704)
                                                                           ----------     --------
                                                                            1,109,942      955,372
                                                                           ----------     --------
EXPENSES
Depreciation and amortization                                                 303,074      401,393
Property operating                                                            289,236      309,868
Real estate taxes                                                             142,755      159,323
General and administrative                                                     61,667       61,752
                                                                           ----------     --------
                                                                              796,732      932,336
                                                                           ----------     --------
Net income                                                                 $  313,210     $ 23,036
                                                                           ----------     --------
                                                                           ----------     --------
ALLOCATION OF NET INCOME
Limited partners                                                           $  259,643     $(11,046)
                                                                           ----------     --------
                                                                           ----------     --------
General partners                                                           $   53,567     $ 34,082
                                                                           ----------     --------
                                                                           ----------     --------
Net income (loss) per limited partnership unit                             $     3.70     $   (.16)
                                                                           ----------     --------
                                                                           ----------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $30,177,728     $    --      $30,177,728
Net income                                                     259,643      53,567          313,210
Distributions                                                 (482,115)    (53,567 )       (535,682)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1995                          $29,955,256     $    --      $29,955,256
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                         -------------------------
                                                                            1995           1994
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $  751,476     $  751,757
Recovery of expenses received                                               211,481        238,146
Interest received                                                            10,747          1,412
Tenant security deposits received                                             1,654            146
Operating expenses paid                                                    (398,844)      (317,199)
General and administrative expenses paid                                    (66,996)       (37,590)
Distributions from joint venture income                                     150,364             --
                                                                         ----------     ----------
Net cash provided by operating activities                                   659,882        636,672
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (44,349)       (42,262)
Distributions from joint venture in excess of income                        389,636        135,000
                                                                         ----------     ----------
Net cash provided by investing activities                                   345,287         92,738
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                  (535,682)      (340,820)
                                                                         ----------     ----------
Net increase in cash and cash equivalents                                   469,487        388,590
Cash and cash equivalents at beginning of period                            646,346         72,733
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $1,115,833     $  461,323
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Net income                                                               $  313,210     $   23,036
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                               303,074        401,393
Joint venture equity loss                                                        --         80,704
Changes in:
Deferred rent                                                                26,810        (39,051)
Other assets                                                                (10,725)        (5,710)
Accounts payable and accrued expenses                                        25,859        176,154
Tenant security deposits                                                      1,654            146
                                                                         ----------     ----------
Total adjustments                                                           346,672        613,636
                                                                         ----------     ----------
Net cash provided by operating activities                                $  659,882     $  636,672
                                                                         ----------     ----------
                                                                         ----------     ----------
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

                                                                                   Three months
                                                                                 ended March 31,
                                                                               --------------------
                                                                                 1995        1994
- ---------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates                            $ 14,600    $ 10,500
Prudential-Bache Properties, Inc. and affiliates                                 19,600      21,000
                                                                               --------    --------
                                                                               $ 34,200    $ 31,500
                                                                               --------    --------
                                                                               --------    --------

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

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owned 165 limited partnership units at March 31, 1995.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                        March 31,       December 31,
                                                                          1995              1994
- ----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,422,957      $  4,422,957
Buildings and improvements                                              29,609,932        29,615,596
Less: accumulated depreciation                                         (15,890,072 )     (15,627,896)
                                                                      -------------     ------------
Net investment in property                                              18,142,817        18,410,657
Accounts receivable, net                                                   575,671           407,437
Cash and cash equivalents                                                1,480,139         2,054,578
                                                                      -------------     ------------
Total assets                                                          $ 20,198,627      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $    946,437      $    901,073
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                     10,351,039        10,739,520
Prudential Realty Acquisition Fund II, L.P.                              8,901,151         9,232,079
                                                                      -------------     ------------
Total partners' capital                                                 19,252,190        19,971,599
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 20,198,627      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                                            Three Months Ended
                                                                                March 31,
                                                                      ------------------------------
                                                                          1995              1994
- ----------------------------------------------------------------------------------------------------
Revenues
Rental income                                                         $    675,806      $    619,157
Recovery of expenses                                                       282,788           327,667
Interest income                                                             25,485             7,138
                                                                      -------------     ------------
                                                                           984,079           953,962
                                                                      -------------     ------------
Expenses
Depreciation and amortization                                              262,176           643,826
Property operating                                                         249,948           225,187
Real estate taxes                                                          161,907           203,436
General and administrative                                                  29,457            28,826
                                                                      -------------     ------------
                                                                           703,488         1,101,275
                                                                      -------------     ------------
Net income (loss)                                                     $    280,591      $   (147,313)
                                                                      -------------     ------------
                                                                      -------------     ------------

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

         b. Reports on Form 8-K--None
- ---------------

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