Form 10-Q
period 1995-06-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1995-08-14
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                              13-3173903
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)

One Seaport Plaza, New York, NY                       10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1995             1994
---------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,008,121     $  4,008,121
Buildings and improvements                                              30,959,204       30,859,999
Less: accumulated depreciation                                         (16,810,840)     (16,214,016)
Investment in joint venture, net                                        10,070,283       10,792,867
                                                                      ------------     ------------
Net investment in property and joint venture                            28,226,768       29,446,971
Cash and cash equivalents                                                  707,010          646,346
Deferred rent                                                              445,977          499,599
Other assets                                                                31,158           16,875
                                                                      ------------     ------------
Total assets                                                          $ 29,410,913     $ 30,609,791
                                                                      ------------     ------------
                                                                      ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    276,894     $    415,871
Tenant security deposits                                                    17,846           16,192
                                                                      ------------     ------------
Total liabilities                                                          294,740          432,063
                                                                      ------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  29,116,173       30,177,728
General partners                                                                --               --
                                                                      ------------     ------------
Total partners' capital                                                 29,116,173       30,177,728
                                                                      ------------     ------------
Total liabilities and partners' capital                               $ 29,410,913     $ 30,609,791
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six months                   Three months
                                                    ended June 30,                ended June 30,
                                               -------------------------     ------------------------
                                                  1995           1994          1995           1994
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                  $1,466,723     $1,539,954     $ 731,370     $  741,869
Recovery of expenses                              425,862        461,255       212,384        224,609
Interest income                                    23,200          4,378        12,453          3,033
Joint venture equity income (loss)               (182,584)        37,179      (332,948)       117,883
                                               ----------     ----------     ---------     ----------
                                                1,733,201      2,042,766       623,259      1,087,394
                                               ----------     ----------     ---------     ----------
EXPENSES
Depreciation and amortization                     596,824        723,047       293,750        321,654
Property operating                                637,218        641,760       347,982        331,892
Real estate taxes                                 265,331        309,433       122,576        150,110
General and administrative                        136,377        136,400        74,710         74,648
                                               ----------     ----------     ---------     ----------
                                                1,635,750      1,810,640       839,018        878,304
                                               ----------     ----------     ---------     ----------
Net income (loss)                              $   97,451     $  232,126     $(215,759)    $  209,090
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                               $  (18,448)    $  159,086     $(278,091)    $  170,132
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
General partners                               $  115,899     $   73,040     $  62,332     $   38,958
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
Net income (loss) per limited partnership
  unit                                         $     (.26)    $     2.27     $   (3.97)    $     2.43
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $30,177,728     $    --      $30,177,728
Net income (loss)                                              (18,448)    115,899           97,451
Distributions                                               (1,043,107)    (115,899)     (1,159,006)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1995                           $29,116,173     $    --      $29,116,173
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six months
                                                                              ended June 30,
                                                                         -------------------------
                                                                            1995           1994
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $1,496,308     $1,522,751
Recovery of expenses received                                               430,558        474,840
Interest received                                                            23,200          4,378
Tenant security deposits received                                             1,654            347
Real estate taxes paid                                                     (260,725)      (309,720)
Operating expenses paid                                                    (762,891)      (643,172)
General and administrative expenses paid                                   (149,229)       (76,400)
Distributions from joint venture income                                          --         37,179
                                                                         ----------     ----------
Net cash provided by operating activities                                   778,875      1,010,203
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (99,205)      (103,373)
Distributions from joint venture in excess of income                        540,000         97,821
                                                                         ----------     ----------
Net cash provided by (used in) investing activities                         440,795         (5,552)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                (1,159,006)      (730,398)
                                                                         ----------     ----------
Net increase in cash and cash equivalents                                    60,664        274,253
Cash and cash equivalents at beginning of period                            646,346         72,733
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $  707,010     $  346,986
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Net income                                                               $   97,451     $  232,126
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                               596,824        723,047
Distributions from joint venture income                                          --         37,179
Joint venture equity loss (income)                                          182,584        (37,179)
Changes in:
Deferred rent                                                                53,622        (19,551)
Other assets                                                                (14,283)        15,933
Accounts payable and accrued expenses                                      (138,977)        58,301
Tenant security deposits                                                      1,654            347
                                                                         ----------     ----------
Total adjustments                                                           681,424        778,077
                                                                         ----------     ----------
Net cash provided by operating activities                                $  778,875     $1,010,203
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

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

                                                              Six months             Three months
                                                            ended June 30,          ended June 30,
                                                         --------------------    --------------------
                                                           1995        1994        1995        1994
-----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates      $ 30,800    $ 21,000    $ 19,200    $ 10,500
Prudential-Bache Properties, Inc. and affiliates           47,200      42,000      24,600      21,000
                                                         --------    --------    --------    --------
                                                         $ 78,000    $ 63,000    $ 43,800    $ 31,500
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of June 30, 1995 and December 31, 1994 are approximately $50,000 and $41,100, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 175 limited partnership units at June 30, 1995.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                        June 30,        December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,210,457      $  4,422,957
Buildings and improvements                                              28,997,852        29,615,596
Less: accumulated depreciation                                         (16,208,298)     (15,627,896)
                                                                      -------------     ------------
Net investment in property                                              17,000,011        18,410,657
Accounts receivable, net                                                   714,198           407,437
Cash and cash equivalents                                                1,652,367         2,054,578
                                                                      -------------     ------------
Total assets                                                          $ 19,366,576      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $    728,818      $    901,073
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                     10,019,246        10,739,520
Prudential Realty Acquisition Fund II, L.P.                              8,618,512         9,232,079
                                                                      -------------     ------------
Total partners' capital                                                 18,637,758        19,971,599
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 19,366,576      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                       Six months                  Three months
                                                     ended June 30,               ended June 30,
                                                -------------------------     -----------------------
                                                   1995           1994           1995          1994
-----------------------------------------------------------------------------------------------------
Revenues
Rental income                                   $1,374,733     $1,282,641     $  698,927     $663,484
Recovery of expenses                               515,782        606,358        232,994      278,691
Interest income                                     49,253         20,324         23,768       13,186
                                                ----------     ----------     ----------     --------
                                                 1,939,768      1,909,323        955,689      955,361
                                                ----------     ----------     ----------     --------
Expenses
Depreciation and amortization                      580,399        902,869        318,223      259,043
Property operating                                 529,255        468,417        279,307      243,230
Real estate taxes                                  253,444        406,872         91,537      203,436
General and administrative                          60,511         58,037         31,054       29,211
Provision for loss on impairment of assets         850,000             --        850,000           --
                                                ----------     ----------     ----------     --------
                                                 2,273,609      1,836,195      1,570,121      734,920
                                                ----------     ----------     ----------     --------
Net income (loss)                               $ (333,841)    $   73,128     $ (614,432)    $220,441
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------

   The Joint Venture's investment in property was reduced by $850,000 during the three months ended June 30, 1995 to reflect a further diminution in value resulting from lease defaults based on market indications.

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

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, was transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership is not named as a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey RICO statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

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

E. Subsequent Event

   In August 1995, a distribution of approximately $623,000 was paid to the partners for the quarter ended June 30, 1995. Limited partners received approximately $561,000, which represents $8.00 per unit, and the General Partners received the remainder.

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

   The General Partners are considering the orderly liquidation of the Partnership's properties and in this connection are in the process of listing certain of the properties for sale due to improved availability of capital and demand for certain types of real estate. There is no assurance that these marketing efforts will be successful. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided, and are anticipated to continue to provide, sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the six months ended June 30, 1995, the Partnership's cash and cash equivalents increased by $61,000 primarily because cash generated by operating activities and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of $1,652,400 at June 30, 1995 as compared to $2,054,600 at December 31, 1994. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $540,000 and $135,000 for the six months ended June 30, 1995 and 1994, respectively. The level of distributions of cash from the Joint Venture is determined by the operating results of the underlying properties as well as the levels of cash reserves it maintains.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the six months ended June 30, 1995 totalled $1,159,000, of which the limited partners received $1,043,000 ($14.87 per unit) and the General Partners received the remainder. These distributions were funded with cash generated by the current operations of the directly-owned and Joint Venture properties. For the corresponding period in 1994, cash distributions totalled $730,000, of which the limited partners received $657,000 ($9.37 per unit) and the General Partners received the remainder.

   The amount of cash generated by the Partnership from operations of the directly-owned and Joint Venture properties and the amount expended or reserved for capital improvements could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the six months ended June 30, 1995, the Partnership expended approximately $99,000 on capital improvements, ($69,000 at One Executive Center and $30,000 at Norwest Center) for tenant improvements, leasing commissions and building improvements necessary to maintain the properties. Projected capital expenditures for the directly-owned properties for the remainder of 1995 are estimated at $269,000. This includes approximately $193,000 in anticipated tenant improvements and leasing commissions and $76,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   For the six months ended June 30, 1995, the Joint Venture, in which the Partnership has a 54% interest, expended approximately $20,000 on tenant improvements and leasing commissions. Projected capital expenditures for the Joint Venture for the remainder of 1995 are estimated at $195,000 which includes $141,000 in anticipated tenant improvements and leasing commissions and $54,000 for improvements necessary to maintain the properties.

Results of Operations

   The Partnership's net income for the six and three months ended June 30, 1995 decreased by approximately $135,000 and $425,000 as compared to the corresponding periods in 1994. The major components of these changes are discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park was 100% leased as of June 30, 1995 and 1994. Rental income for the six months ended June 30, 1995 decreased by $59,000 as compared to the corresponding period in 1994 primarily as a result of an adjustment to properly reflect the impact of additional free rent concessions given to its sole tenant in the first quarter of 1994. Rental income for the three months ended June 30, 1995 was comparable to the corresponding period in 1994. Operating expenses for the six and three months ended June 30, 1995 increased $12,000 and $10,000, respectively, compared to 1994 due to increased insurance expense in the second quarter of 1995.

   The Norwest Center property in Rochester, Minnesota was 91% and 89% leased as of June 30, 1995 and 1994, respectively. No significant leases are scheduled to expire during the next twelve months. Rental income for the six and three months ended June 30, 1995 was comparable to 1994. Operating expenses for the six and three months ended June 30, 1995 decreased approximately $10,000 and $4,000, respectively, compared to 1994 primarily due to a decrease in cleaning and utilities expenses.

   The One Executive Center office property in Albuquerque, New Mexico was 98% and 100% leased as of June 30, 1995 and 1994, respectively. No significant leases are scheduled to expire during the next twelve months. Rental income for the six and three months ended June 30, 1995 decreased $9,000 and $11,000, respectively, compared to 1994 due to a decrease in occupancy. Operating expenses for the six months ended June 30, 1995 decreased $7,000 as compared to the corresponding period in 1994 primarily as a result of a decrease in utilities expense. During the three months ended June 30, 1995 operating expenses increased $10,000 as compared to the corresponding period in 1994 primarily due to an increase in repairs and maintenance expense offset by the lower utilities expense.

   Depreciation and amortization expense for the six and three months ended June 30, 1995 decreased by $126,000 and $28,000, respectively, as compared to 1994 as several tenant improvements at One Executive Center were fully depreciated during 1994.

   Real estate tax expense for the six and three months ended June 30, 1995 decreased $44,000 and $28,000, respectively, as compared to 1994 due to lower assessments at the Norwalk and Norwest properties.

Joint Venture Properties

   As of June 30, 1995, Pine Island and Ridge Plaza were 96% and 83% leased, respectively, as compared to 92% and 88% as of June 30, 1994. In the third quarter of 1994, a new tenant who had signed a ten-year lease notified the Joint Venture it would not occupy its space (approximately 10% of the leased space of Ridge Plaza). The tenant is not making payments as required by its lease. Negotiations continue with the tenant relating to a buy-out of the lease. Occupancy further dropped at Ridge Plaza by 10% in April 1995 when a tenant was evicted. There are no leases scheduled to expire during the next twelve months at Ridge Plaza.

   A drug store which occupies 5% of the total space in Pine Island was acquired by another chain in June 1995. The new owner has indicated it plans to close the store prior to the lease expiration in 2003; however, the lease terms require the new owner to make payments whether it occupies the space or not. Over the next twelve months, four leases representing approximately 6% of the rentable space are scheduled to expire at Pine Island.

   The Partnership's joint venture equity income decreased by $220,000 and $451,000, respectively, for the six and three months ended June 30, 1995 as compared to 1994 due to a provision for loss on impairment of assets of $850,000 recorded during the three months ended June 30, 1995. The provision was recorded to reflect a further diminution in value resulting from lease defaults based on market indications. Distributions of the Joint Venture were not affected by the impairment.

   Total revenues increased by $30,000 for the six months ended June 30, 1995 as compared to 1994 primarily as a result of increased interest income and an increase in rental income at Ridge Plaza due to the expiration of free rent periods for several tenants during the first quarter of 1994. During the three months ended June 30, 1995, revenues were comparable to the corresponding period in 1994.

   Operating expenses for the six and three months ended June 30, 1995 increased approximately $61,000 and $36,000, respectively, as compared to 1994 primarily as a result of an increase in the provision for bad debts.

   Real estate taxes decreased by approximately $153,000 and $112,000, respectively, for the six and three months ended June 30, 1995 as compared to 1994 due to lower assessments at both properties.

   Depreciation and amortization expense decreased by $322,000 for the six months ended June 30, 1995 as compared to the corresponding period in 1994 as tenant improvements for a vacated tenant were fully depreciated during the first quarter of 1994. During the three months ended June 30, 1995, depreciation and amortization expense increased by $59,000 compared to the corresponding period of 1994 as tenant improvements and leasing commissions for an evicted tenant were fully depreciated during the second quarter of 1995.

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

Item 3. Defaults Upon Senior Securities--Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

        Description:

3 and 4 Amended and Restated Agreement of Limited Partnership(1) Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)
27         Financial Data Schedule (filed herewith)

         b. Reports on Form 8-K--None
---------------

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Robert J. Alexander                   Date: August 11, 1995
    -----------------------------------------
    Robert J. Alexander
    Vice President
    Chief Accounting Officer for the
    Registrant