Form 10-Q
period 1995-09-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1995-11-14
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended September 30, 1995

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $  4,008,121      $  4,008,121
Buildings and improvements                                              31,015,195        30,859,999
Less: accumulated depreciation                                         (17,103,349 )     (16,214,016)
Investment in joint venture, net                                        10,212,860        10,792,867
                                                                      -------------     ------------
Net investment in property and joint venture                            28,132,827        29,446,971
Cash and cash equivalents                                                  559,425           646,346
Deferred rent                                                              414,292           499,599
Other assets, net                                                           70,872            16,875
                                                                      -------------     ------------
Total assets                                                          $ 29,177,416      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    475,706      $    415,871
Tenant security deposits                                                    17,846            16,192
                                                                      -------------     ------------
Total liabilities                                                          493,552           432,063
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  28,683,864        30,177,728
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 28,683,864        30,177,728
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 29,177,416      $ 30,609,791
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine months                 Three months
                                                    ended September 30,         ended September 30,
                                                 -------------------------     ----------------------
                                                    1995           1994          1995          1994
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $2,205,300     $2,295,758     $ 738,577     $755,804
Recovery of expenses                                647,256        700,336       221,394      239,081
Interest income                                      32,005         10,329         8,805        5,951
Joint venture equity income (loss)                  (40,007)        28,054       142,577       (9,125)
                                                 ----------     ----------     ---------     --------
                                                  2,844,554      3,034,477     1,111,353      991,711
                                                 ----------     ----------     ---------     --------
EXPENSES
Depreciation and amortization                       889,333      1,029,563       292,509      306,516
Property operating                                  963,016        998,898       325,798      357,138
Real estate taxes                                   398,357        437,075       133,026      127,642
General and administrative                          305,382        184,140       169,005       47,740
                                                 ----------     ----------     ---------     --------
                                                  2,556,088      2,649,676       920,338      839,036
                                                 ----------     ----------     ---------     --------
Net income                                       $  288,466     $  384,801     $ 191,015     $152,675
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  110,235     $  266,960     $ 128,683     $107,874
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
General partners                                 $  178,231     $  117,841     $  62,332     $ 44,801
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
Net income per limited partnership unit          $     1.57     $     3.81     $    1.84     $   1.54
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                       $30,177,728     $    --      $30,177,728
Net income                                                     110,235     178,231          288,466
Distributions                                               (1,604,099)    (178,231)     (1,782,330)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1995                      $28,683,864     $    --      $28,683,864
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months
                                                                            ended September 30,
                                                                         -------------------------
                                                                            1995           1994
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $2,231,239     $2,307,906
Recovery of expenses received                                               647,340        727,360
Interest received                                                            32,005         10,329
Tenant security deposits received                                             1,654            347
Real estate taxes paid                                                     (260,725)      (309,721)
Property operating expenses paid                                         (1,106,116)    (1,031,324)
General and administrative expenses paid                                   (234,792)      (158,714)
Distributions from joint venture income                                          --         28,054
                                                                         ----------     ----------
Net cash provided by operating activities                                 1,310,605      1,574,237
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                          (155,196)      (145,560)
Distributions from joint venture in excess of income                        540,000        484,946
                                                                         ----------     ----------
Net cash provided by investing activities                                   384,804        339,386
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                (1,782,330)    (1,178,411)
                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents                        (86,921)       735,212
Cash and cash equivalents at beginning of period                            646,346         72,733
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $  559,425     $  807,945
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $  288,466     $  384,801
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                               889,333      1,029,563
Distributions from joint venture income                                          --         28,054
Joint venture equity loss (income)                                           40,007        (28,054)
Changes in:
Deferred rent                                                                85,307          7,260
Other assets, net                                                           (53,997)        31,912
Accounts payable and accrued expenses                                        59,835        120,354
Tenant security deposits                                                      1,654            347
                                                                         ----------     ----------
Total adjustments                                                         1,022,139      1,189,436
                                                                         ----------     ----------
Net cash provided by operating activities                                $1,310,605     $1,574,237
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (collectively, the
``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates are:

                                                             Nine months             Three months
                                                         ended September 30,     ended September 30,
                                                        ---------------------    --------------------
                                                          1995         1994        1995        1994
-----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $  81,500    $ 31,000    $ 50,700    $ 10,000
Prudential-Bache Properties, Inc. and affiliates           87,900      60,700      40,700      18,700
                                                        ---------    --------    --------    --------
                                                        $ 169,400    $ 91,700    $ 91,400    $ 28,700
                                                        ---------    --------    --------    --------
                                                        ---------    --------    --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of September 30, 1995 and December 31, 1994 are $111,400 and $41,100, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 175 limited partnership units at September 30, 1995.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                  $  4,210,457      $  4,422,957
Buildings and improvements                                              29,021,636        29,615,596
Less: accumulated depreciation                                         (16,453,855 )     (15,627,896)
                                                                      -------------     ------------
Net investment in property                                              16,778,238        18,410,657
Accounts receivable, net                                                   769,226           407,437
Cash and cash equivalents                                                2,341,915         2,054,578
                                                                      -------------     ------------
Total assets                                                          $ 19,889,379      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                     $    985,451      $    901,073
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                     10,162,978        10,739,520
Prudential Realty Acquisition Fund II, L.P.                              8,740,950         9,232,079
                                                                      -------------     ------------
Total partners' capital                                                 18,903,928        19,971,599
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 19,889,379      $ 20,872,672
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                       Nine months                 Three months
                                                   ended September 30,          ended September 30,
                                                -------------------------     -----------------------
                                                   1995           1994           1995          1994
-----------------------------------------------------------------------------------------------------
Revenues
Rental income                                   $2,093,702     $1,925,637     $  718,969     $642,996
Recovery of expenses                               801,472        905,276        285,690      298,918
Interest income                                     76,056         39,342         26,803       19,018
                                                ----------     ----------     ----------     --------
                                                 2,971,230      2,870,255      1,031,462      960,932
                                                ----------     ----------     ----------     --------
Expenses
Depreciation and amortization                      825,945      1,391,554        245,546      488,685
Property operating                                 831,705        729,052        302,450      260,635
Real estate taxes                                  415,351        610,162        161,907      203,290
General and administrative                         115,900         81,118         55,389       23,081
Provision for loss on impairment of assets         850,000             --             --           --
                                                ----------     ----------     ----------     --------
                                                 3,038,901      2,811,886        765,292      975,691
                                                ----------     ----------     ----------     --------
Net income (loss)                               $  (67,671)    $   58,369     $  266,170     $(14,759)
                                                ----------     ----------     ----------     --------
                                                ----------     ----------     ----------     --------

   The Joint Venture's investment in property was reduced by $850,000 during the second quarter of 1995 to reflect a further diminution in value resulting from lease defaults and market indications.

   The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sale Agreement (the ``Agreement'') dated November 1, 1995 for a purchase price of $17,200,000, in cash, subject to proration and adjustments as provided in the Agreement. The closing is scheduled for not later than January 15, 1996; there is no assurance that the sale will be consummated. The buyer has a 30 business day inspection period which began on November 10, 1995 during which time the buyer can for any reason or no reason terminate the Agreement.

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

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and the General Partners, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

E. Subsequent Event

   In November 1995, a distribution of $623,000 was paid to the partners for the quarter ended September 30, 1995. Limited partners received $561,000, which represents $8.00 per unit, and the General Partners received the remainder.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two office buildings, a warehouse and an equity interest in a joint venture (the ``Joint Venture'') which owns two shopping centers. The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sale Agreement (the ``Agreement'') dated November 1, 1995 with a closing scheduled on or before January 15, 1996; there is no assurance that the sale will be consummated. The buyer has a 30 business day inspection period which began on November 10, 1995 during which time the buyer can for any reason or no reason terminate the Agreement.

   The General Partners filed a preliminary copy of a Consent Solicitation Statement (the ``Statement'') on October 10, 1995 with the Securities and Exchange Commission (``SEC''). The Statement, once cleared by the SEC, will be mailed to all limited partners asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership, and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. It is anticipated that the Statement will be mailed to all limited partners before the end of 1995. As previously mentioned, it is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties. If the sale of the Joint Ventures' properties is completed, the General Partners anticipate that the directly-owned properties will continue to meet the Partnership's liquidity requirements.

   During the nine months ended September 30, 1995, the Partnership's cash and cash equivalents decreased $87,000 primarily because capital expenditures and distributions paid to the partners exceeded cash generated by operating activities and distributions from the Joint Venture. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of $2,342,000 at September 30, 1995 as compared to $2,055,000 at December 31, 1994. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $540,000 and $513,000 for the nine months ended September 30, 1995 and 1994, respectively. The level of distributions of cash from the Joint Venture is determined by the operating results of the underlying properties as well as the levels of cash reserves it maintains.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the nine months ended September 30, 1995 totalled $1,782,000, of which the limited partners received $1,604,000 ($22.87 per unit) and the General Partners received the remainder. In November 1995, a distribution of $623,000 was paid to the limited partners and General Partners for the quarter ended September 30, 1995. These distributions were funded with current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties.

   The amount of cash generated by the Partnership from operations of the directly-owned and Joint Venture properties and the amount expended or reserved for capital improvements could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the nine months ended September 30, 1995, the Partnership expended $155,000 on capital improvements, ($101,000 at One Executive Center and $54,000 at Norwest Center) for tenant improvements, leasing commissions and building improvements necessary to maintain the properties. Projected capital expenditures for the directly-owned properties for the remainder of 1995 are estimated at $207,000. This includes $150,000 in anticipated tenant improvements and leasing commissions and $57,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   For the nine months ended September 30, 1995, the Joint Venture, in which the Partnership has a 54% interest, expended $44,000 on tenant improvements, leasing commissions and improvements necessary to maintain the properties. Projected capital expenditures for the Joint Venture for the remainder of 1995 are estimated at $32,000.

Results of Operations

   The Partnership's net income decreased $96,000 for the nine months ended September 30, 1995 but increased $38,000 for the three months ended September 30, 1995 as compared to 1994. The major components of these variances are discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park in Norwalk, California was 100% leased to one tenant as of September 30, 1995 and 1994. Rental income decreased $59,000 for the nine months ended September 30, 1995 as compared to 1994 primarily as a result of an adjustment to properly reflect the impact of additional free rent concessions given to its sole tenant in the first quarter of 1994. Rental income for the three months ended September 30, 1995 was comparable to 1994. Operating expenses for the nine months ended September 30, 1995 were comparable to 1994. Operating expenses decreased $11,000 for the three months ended September 30, 1995 compared to 1994 due to the timing of recording professional fees and insurance expense.

   The Norwest Center property in Rochester, Minnesota was 91% leased as of September 30, 1995 and 1994. During the next twelve months, three leases representing 19% of the rentable space are scheduled to expire. Rental income for the nine and three months ended September 30, 1995 was comparable to 1994. Operating expenses decreased $32,000 and $22,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to a decrease in professional fees, cleaning and utilities expenses.

   The One Executive Center office property in Albuquerque, New Mexico was 99% and 100% leased as of September 30, 1995 and 1994, respectively. No significant leases are scheduled to expire during the next twelve months. Rental income decreased $29,000 and $16,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 due to a decrease in occupancy. Operating expenses decreased $5,000 for the nine months ended September 30, 1995 as compared to 1994 primarily as a result of a decrease in cleaning and utilities expense partially offset by an increase in repairs and maintenance. Operating expenses for the three months ended September 30, 1995 were comparable to 1994.

   Depreciation and amortization expense decreased $140,000 and $14,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 due to several tenant improvements at One Executive Center being fully depreciated during 1994 and there being a lower depreciable basis at One Executive Center as a result of the impairment provision recorded in the fourth quarter of 1994.

   Real estate tax expense decreased $39,000 for the nine months ended September 30, 1995 as compared to 1994 due to lower assessments at the Norwalk and Norwest properties. Real estate tax expense for the three months ended September 30, 1995 was comparable to 1994.

   General and administrative expense increased $121,000 for both the nine and three months ended September 30, 1995 as compared to 1994 primarily due to costs relating to the preparation and review of the Consent Solicitation Statement and increased costs to administer the Partnership.

Joint Venture Properties

   As of September 30, 1995, Ridge Plaza and Pine Island were 81% and 94% leased (71% and 88% occupied), respectively, as compared to 89% and 93% (79% and 93% occupied), respectively, as of September 30, 1994. In the third quarter of 1994, a new tenant who had signed a ten-year lease notified the Joint Venture it would not occupy its space (approximately 10% of the leased space of Ridge Plaza). The tenant is not making payments as required by its lease. Negotiations continue with the tenant relating to a buy-out of the lease. Occupancy further dropped at Ridge Plaza by 10% in April 1995 when a tenant was evicted. There are no leases scheduled to expire during the next twelve months at Ridge Plaza.

   A drug store which occupies 5% of the total space in Pine Island was acquired by another chain in June 1995. The new owner closed the store during the third quarter; however, it is required under its lease obligations to continue making payments until expiration of the lease in 2003. Over the next twelve months, three leases representing 6% of the rentable space are scheduled to expire at Pine Island.

   The Partnership's joint venture equity income decreased $68,000 for the nine months ended September 30, 1995 as compared to 1994 in part due to a provision for loss on impairment of assets of $850,000 recorded during the second quarter of 1995. The provision was recorded to reflect a further diminution in value resulting from lease defaults and market indications. Distributions of the Joint Venture were not affected by the impairment. The Partnership's joint venture equity income increased $152,000 during the three months ended September 30, 1995. The major components of these variances are discussed below.

   Total revenues increased $101,000 and $71,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily as a result of an increase in rental income at Ridge Plaza due to the expiration of free rent periods for several tenants during 1994, partially offset by a decrease in recovery of expenses arising from reduced real estate taxes.

   Property operating expenses increased $103,000 and $42,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily as a result of an increase in the provision for bad debts.

   Real estate taxes decreased $195,000 and $41,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 due to lower assessments at both properties.

   Depreciation and amortization expense decreased $566,000 and $243,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994. The decrease in depreciation was primarily the result of the write-off of a vacated outparcel and related tenant improvements at Ridge Plaza in the first quarter of 1994. Additionally, in the third quarter of 1994, a tenant with a new ten-year lease notified the Joint Venture it would not occupy its space, resulting in a write-off of tenant improvements and leasing commissions of $108,000 at Ridge Plaza. Furthermore, a tenant vacated its space at Pine Island in the third quarter of 1994, resulting in a write-off of tenant improvements of $154,000.

   General and administrative expense increased $35,000 and $32,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to costs relating to the preparation and review of the Consent Solicitation Statement and increased costs to administer the Partnership.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--
          This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders--None
Item 5.   Other Information--
          The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sales Agreement dated November 1, 1995 (the ``Agreement'') with PIRP, Inc., a
          Delaware Corporation (the ``Buyer'') for a Purchase Price of Seventeen Million, Two
          Hundred Thousand Dollars ($17,200,000) in cash, subject to proration and adjustments as provided in the Agreement. The Buyer has a 30 business day inspection period which began on November 10, 1995 during which time the Buyer can for any reason or no reason terminate the Agreement. The Closing under the Agreement shall not occur after January
          15, 1996, but there is no assurance that the sale will be consummated.
Item 6.   Exhibits and Reports on Form 8-K

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: November 13, 1995
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant