Form 10-K
period 1995-12-31
PRUDENTIAL ACQUISITION FUND I LP
filed 1996-03-29
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                         13-3173903
--------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)

One Seaport Plaza, New York, N.Y.                 10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:
                                               None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                         (Title of class)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1995 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Agreement of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended on January 1, 1987, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 10 and 11.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                   PAGE
Item  1        Business..........................................             3
Item  2        Properties........................................             4
Item  3        Legal Proceedings.................................             5
Item  4        Submission of Matters to a Vote of Limited
                 Partners........................................             5
PART II
Item  5        Market for the Registrant's Units and Related
                 Limited Partner Matters.........................             5
Item  6        Selected Financial Data...........................             6
Item  7        Management's Discussion and Analysis of Financial
                 Condition and Results of
                 Operations......................................             6
Item  8        Financial Statements and Supplementary Data.......             6
Item  9        Changes in and Disagreements with Accountants on
                 Accounting and Financial
                 Disclosure......................................             6
PART III
Item 10        Directors and Executive Officers of the Registrant
               Prudential-Bache Properties, Inc..................             7
               Prudential Realty Partnerships, Inc...............             8
Item 11        Executive Compensation............................             9
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management..................................             9
Item 13        Certain Relationships and Related Transactions....             9
PART IV
Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K
               Financial Statements and Financial Statement
                 Schedules.......................................            10
               Exhibits..........................................            10
               Reports on Form 8-K...............................            11
SIGNATURES.......................................................            22

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

   The Registrant has invested in and operates a real estate investment portfolio consisting of five properties. These commercial real estate properties consist of two office buildings, a warehouse and two shopping centers. The shopping centers were acquired through a joint venture agreement with Prudential Realty Acquisition Fund II, L.P., an affiliated limited partnership. The two shopping centers owned by the joint venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell. The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   As the economy has improved in certain of the markets relating to the Registrant's properties, the market for commercial real estate has also generally improved. While property values continue to be below the levels reached in the mid-1980's, investment capital is more readily available and investor interest in acquiring certain types of real estate has increased. See Note C to the financial statements of the Registrant's Annual Report to Limited Partners for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto for additional information.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Registrant and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the Units approved the plan of sale and complete liquidation and dissolution of the Registrant. Although no time schedule has been adopted for this plan, the Registrant does expect to begin to actively market all of its properties in 1996. It is not expected that the Registrant's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (``PRP'') (collectively, the ``General Partners'').

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may compete with the Registrant while it continues to operate its properties.

   The real estate industry is highly competitive. The Registrant's properties are subject to competition in connection with both their operation and sale from similar properties located in the immediate vicinity of its properties. See Item 2 Properties.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note G to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1995 the Registrant owns the following properties:

                                                                         Average Annual Rental
                                        Occupancy         Square               Rates per
                                         Rate at         Footage              Square Foot
Property                                Property       of Property            at Property
-----------------------------------     ---------      ------------      ---------------------
Norwest Center
  (Rochester, MN)                            88%           97,000        $18.00 gross
Norwalk Industrial
  (Norwalk, CA)                             100           180,000        $ 3.60 net
One Executive Center
  (Albuquerque, NM)                          99           114,000        $14.60 gross
Joint Venture (Davie, FL)
  Pine Island**                              88           250,000        $ 8.84 gross
  Ridge Plaza**                              71           155,000        $ 7.18 gross

----------------
Square footage and average rental rates per square foot information reflects current data as obtained from third-party appraisals. Gross rental rates indicate the landlord pays the operating and fixed expenses and net rental rates indicate the tenant pays the operating and fixed expenses.

** 54% interest held by the Registrant. These properties were sold on March 26, 1996.

   Revenues from the Norwest Center in Rochester, Minnesota, a multi-tenant office building, represented approximately 45%, 46% and 52% of the Registrant's income from directly-owned properties for the years ended December 31, 1995, 1994 and 1993, respectively. One tenant at this property, Norwest Bank, N.A., whose lease expires in 2012, accounted for 26%, 28% and 21% of the revenues of the Registrant for the years ended December 31, 1995, 1994 and 1993, respectively.

   The Registrant's industrial warehouse facility located in Norwalk, California was vacant from September 1992 through February 1993; however, a ten year lease for the entire building was signed March 1, 1993 with Weber Distribution. Revenues from this property represented approximately 18%, 18% and 13% of the Registrant's income from directly-owned properties for the years ended December 31, 1995, 1994 and 1993, respectively.

   Revenues from One Executive Center, a five-story office building located in Albuquerque, New Mexico represented approximately 37%, 36% and 35% of the Registrant's income from directly-owned properties for the years ended December 31, 1995, 1994 and 1993, respectively.

   In May 1985, the Registrant and The Prudential Insurance Company of America (``The Prudential''), through the Ridge Plaza joint venture (the ``Joint Venture''), acquired two shopping centers, Pine Island Ridge Plaza (``Pine Island'') and Ridge Plaza (collectively, the ``Joint Venture Properties''), located in Davie, Broward County, Florida. The Registrant had a 54% interest in the Joint Venture. During 1986, The Prudential sold its 46% joint venture interest to Prudential Realty Acquisition Fund II, L.P. (``PRAF II''), an affiliated limited partnership. The Registrant's share of the Joint Venture's net income (loss) is recorded as revenue (``Joint venture equity income
(loss)'') in the Registrant's Statements of Operations. The carrying value of the Joint Venture's properties was reduced by $850,000 during the second quarter of 1995 to reflect an impairment in value resulting from lease defaults and market indications. In the fourth quarter of 1995, the Joint Venture recorded an additional provision for loss on impairment of assets of $1,500,000 to reflect the gross sales price less costs to sell from the sale of the two shopping centers on March 26, 1996. See Notes B and C to the Joint Venture's financial statements which are filed as an exhibit hereto for further information. One tenant at Pine Island, Builders Square (whose lease expires in 2003), accounted for 16%, 16% and 13% of the revenues of the Joint Venture for the years ended December 31, 1995, 1994 and 1993, respectively.

   The estimated fair value of the Registrant's properties, based on third-party appraisals as of December 31, 1995 and the Registrant's pro rata share of the estimated net proceeds from the sale of the Joint Venture's properties, was $28,700,000. Appraised values are only estimates of fair value and should not be relied on as a measure of immediately realizable value. Estimated values may fluctuate with changes in the real estate and financial markets, economic conditions and other factors including the anticipated performance of the properties, property type and geographic location.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   There were no matters which were submitted to limited partners during the quarter ended December 31, 1995. However, in January 1996, a Consent Solicitation Statement was sent to all limited partners. See Item 1 for further information.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 1, 1996, there were 7,781 holders of record owning 70,124 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Limited Partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Limited Partners during the quarter indicated:

     Quarter Ended           1995        1994
-----------------------     ------      ------
March 31                    $6.875      $4.375
June 30                     $8.000      $5.000
September 30                $8.000      $5.750
December 31                 $8.000      $6.875

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement. However, as a result of the approval by the limited partners holding a majority of the Units, of the plan of sale and liquidation of the Partnership and the sale of the two shopping center properties, future cash distributions may be significantly impacted. These amounts represent payments from current and prior undistributed cash flow operations of the directly-owned and Joint Venture properties. The distributions paid to limited partners during 1995 and 1994 represent a return of capital on a generally accepted accounting principles (GAAP) basis. (The return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.) For a discussion of other factors that may affect the amount of future distributions, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained on pages 2 through 11 in the Registrant's Annual Report which is filed as an exhibit hereto.

                                                                   Year ended December 31,
                                         ---------------------------------------------------------------------------
                                            1995            1994            1993            1992            1991
                                         -----------     -----------     -----------     -----------     -----------
Rental income                            $ 2,965,764     $ 3,048,468     $ 2,801,858     $ 2,705,969     $ 2,841,684
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Joint venture equity income (loss)(a)    $  (654,903)    $   193,516     $(7,764,418)    $(1,531,697)    $   (60,885)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Provision for loss on impairment
  of assets                              $        --     $   770,000     $        --     $ 1,100,000     $ 2,000,000
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net income (loss)                        $  (343,160)    $    22,610     $(7,805,498)    $(3,009,138)    $(2,157,118)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net loss per limited partnership Unit    $     (8.32)    $     (2.12)    $   (113.25)    $    (45.30)    $    (33.03)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total assets                             $27,960,863     $30,609,791     $32,175,924     $41,413,523     $46,133,461
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total limited partnership
  distributions                          $ 2,165,091     $ 1,542,849     $ 1,226,992     $ 1,507,666     $ 1,430,530
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Limited partner distributions per
  Unit                                   $     30.88     $     22.00     $     17.50     $     21.50     $     20.40
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------

---------------
   (a) Includes $1,269,000, $7,587,000 and $1,674,000 provisions for loss on impairment of assets in 1995, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's Units, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

      The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

             Name                                    Position
Thomas F. Lynch, III               President, Chief Executive Officer,
                                     Chairman of the Board of Directors and
                                     Director
Barbara J. Brooks                  Vice President--Finance and Chief Financial
                                     Officer
Eugene D. Burak                    Vice President and Chief Accounting Officer
Chester A. Piskorowski             Vice President
Frank W. Giordano                  Director
Nathalie P. Maio                   Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Prudential Realty Partnerships, Inc.

   The directors and executive officers of Prudential Realty Partnerships, Inc. and their positions are as follows:

             Name                                    Position
Joel W. Stoesser                   Chairman of the Board of Directors
David Bradford                     President and Director
Kevin R. Smith                     Vice President and Director
Jose Gener                         Vice President and Comptroller
C. Edward Chaplin                  Treasurer
Roger S. Pratt                     Director
Joseph D. Margolis                 Secretary

   JOEL W. STOESSER, age 55, is a Managing Director of Prudential Real Estate Investors. He is head of Investment Advisory services, which includes responsibility for portfolio management and asset management of separate accounts and certain co-investment programs and commingled funds. Prior to his current assignment, Mr. Stoesser served as a Senior Vice President of the Prudential Realty Group. Prior to joining Prudential in 1988, he also served as a Senior Vice President in Real Estate Investment Management at CIGNA Corporation and held assignments with Connecticut General Life Insurance Company as head of real estate operations and as Director of strategic planning for all investment operations.

   DAVID BRADFORD, age 42, is a Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA, a large commingled fund. Prior to joining Prudential in 1995, Mr. Bradford was a Senior Vice President in Portfolio Management at Equitable Real Estate. His 13-year tenure at Equitable included positions in pension investment marketing across all asset classes, real estate product management and portfolio operations and investment. Most recently (1991-1995), Mr. Bradford was Assistant Portfolio Manager for Equitable's $3.2 billion flagship equity real estate portfolio Prime Property Fund.

   KEVIN R. SMITH, age 38, is a Vice President of Prudential Real Estate Investors. He is a portfolio manager for four separate accounts and two commingled funds. Mr. Smith has been employed by The Prudential since 1981 and has experience in asset management, development, property acquisitions and sales, and mortgage loans as a result of field office assignments in Cleveland, Houston, and Northern New Jersey.

   JOSE GENER, age 45, is a Vice President with The Prudential Asset Management Group. In his present assignment, he is responsible for accounting policy and reporting as well as the control structure for the institutional real estate management arm of PAMG. Mr. Gener has been with the Prudential since 1977, serving in a series of comptrollership assignments. Since 1986 he has worked primarily with the investment management units of The Prudential.

   C. EDWARD CHAPLIN, age 39, is Vice President and Treasurer of the Prudential Insurance Company of America. He is responsible for all borrowings, cash management and securities custody activities of The Prudential. Mr. Chaplin joined Prudential in the Realty Group in August 1983. In May 1992, he transferred to the Treasurer's Department as Vice President and Assistant Treasurer, with responsibility for Banking and Cash Management. In October 1993, he was promoted to Managing Director and Assistant Treasurer, with responsibility for managing Prudential's debt issuance, its relationships with the major credit rating agencies and financial counterparty credit analysis. In November 1995, Mr. Chaplin was appointed to Vice President and Treasurer.

   ROGER S. PRATT, age 43, is Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA II, a large commingled fund. Mr. Pratt joined the Prudential Realty Group in June 1982 as an asset manager in the Atlanta regional office and subsequently has served in a variety of positions for the company. Prior to assuming his current position in February 1992, Mr. Pratt was Vice President in charge of the New Jersey regional office.

   JOSEPH D. MARGOLIS, age 35, is Assistant General Counsel responsible for the provision and coordination of legal services to Prudential Real Estate Investors as well as other Prudential Asset Management Group Real Estate entities. His assignments with Prudential have included counsel to The Prudential Mortgage Capital Company, Inc. and Associate Regional Counsel in the Boston Realty Group office. Prior to joining Prudential, Mr. Margolis was employed by Nutter, McClennen & Fish in Boston, Massachusetts.

   Claude J. Zinngrabe, Jr. ceased to serve as director effective December 8, 1995. Effective August 7, 1995, Jose Gener was elected Vice President and Comptroller. Effective August 7, 1995, Steven B. Saperstein ceased to serve as Vice President and Comptroller. John C. Hoffman ceased to serve as Director and President and Martin Pfinsgraff ceased to serve as Treasurer effective December 11, 1995. Effective December 11, 1995, C. Edward Chaplin was elected Treasurer and David Bradford was elected Director and President.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 1, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1996, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A and G to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services. The Joint Venture's relationship with the General Partners is described in Notes A and F of the Joint Venture's financial statements and notes thereto on pages 15 through 21 herein.

                                    PART IV

                                                                         Page
                                                                      in Annual
                                                                        Report
Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K
(a)1                        Financial Statements and Independent
                            Auditors' Report--Incorporated by
                            reference to the Registrant's Annual
                            Report which is filed as an exhibit
                            hereto
                            Independent Auditors' Report                    2
                            Financial Statements:
                            Statements of Financial
                            Condition--December 31, 1995 and 1994           3
                            Statements of Operations--Three years
                            ended December 31, 1995                         4
                            Statements of Changes in Partners'
                            Capital--Three years ended December
                            31, 1995                                        4
                            Statements of Cash Flows--Three years
                            ended December 31, 1995                         5
                            Notes to Financial Statements                   6
   2                        Financial Statement Schedules and
                            Independent Auditors' Report
                            Independent Auditors' Report on
                            Schedules
                            Schedules:
                            II--Valuation and Qualifying
                            Accounts and Reserves--Three years
                            ended December 31, 1995
                            III--Real Estate and Accumulated
                            Depreciation--December 31, 1995
                            Notes to Schedule III-Real Estate and
                            Accumulated Depreciation
                            Ridge Plaza Joint Venture Financial
                            Statements and Independent Auditors'
                            Report
                            Independent Auditors' Report
                            Financial Statements:
                            Statements of Financial
                            Condition--December 31, 1995 and 1994
                            Statements of Operations--Three years
                            ended December 31, 1995
                            Statements of Changes in Partners'
                            Capital--Three years ended December
                            31, 1995
                            Statements of Cash Flows--Three years
                            ended December 31, 1995
                            Notes to Financial Statements
                            All other schedules have been omitted
                            because they are not applicable or
                            the required information is included
                            in the financial statements and notes
                            thereto.
  3                         Exhibits
                            Description:
  3 and 4                   Amended and Restated Agreement of
                            Limited Partnership (1)
                            Amendment to Limited Partnership
                            Agreement dated as of January 1,
                            1987(2)
  10                        Material Contracts:
                       A.   Joint Venture Agreement dated May 8,
                            1985 between The Prudential Insur-
                            ance Company of America
                            (``Prudential'') and Registrant (3)

                       B.   Purchase Agreement and First
                            Amendment to Joint Venture Agreement
                            dated June 28, 1985 between
                            Registrant and Prudential (4)
                       C.   Amended and Restated Joint Venture
                            Interest Acquisition and Option
                            Agreement dated June 28, 1985 between
                            Prudential and Prudential Realty
                            Acquisition Fund II, L.P. (``PRAF
                            II'') (4)
                       D.   Amended and Restated Acquisition Fee
                            Agreement dated June 28, 1985 among
                            Prudential Realty Partnerships, Inc.,
                            Prudential-Bache Properties, Inc.,
                            Registrant, PRAF II, Prudential, and
                            Ridge Plaza Joint Venture (4)
                       E.   Second Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint Ven-
                            ture and Second Amendment to Amended
                            and Restated Joint Venture Interest
                            Acquisition and Option Agreement and
                            First Amendment to Amended and
                            Restated Acquisition Fee Agreement
                            dated January 14, 1986 among
                            Registrant, Prudential and PRAF II
                            (5)
                       F.   Third Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint
                            Venture dated as of May 15, 1986
                            among Registrant, Prudential and PRAF
                            II (6)
  13                        Registrant's 1995 Annual Report to
                            Limited Partners (with the exception
                            of the information and data
                            incorporated by reference in Items 3,
                            7 and 8 of this Annual Report on Form
                            10-K, no other information or data
                            appearing in the Registrant's 1995
                            Annual Report is to be deemed filed
                            as part of this report.)
  27                        Financial Data Schedule (filed
                            herewith)
(b)                         Reports on Form 8-K
                            No reports on Form 8-K were filed
                            during the last quarter of the period
                            covered by this report.
---------------
                       Incorporated by reference to Prospectus
(1)                    dated July 1, 1983 as filed with the
                       Commission pursuant to Rule 424(b) under
                       the Securities Act of 1933
                       Incorporated by reference to Exhibits 3
(2)                    and 4 of Registrant's Annual Report on
                       Form 10-K for the year ended December 31,
                       1988
(3)                    Incorporated by reference to Exhibit 10(c)
                       of Registrant's Current Report on Form 8-K
                       dated May 23, 1985
(4)                    Incorporated by reference to Exhibit 10(d)
                       of Amendment on Form 8 to Registrant's
                       Current Report on Form 8-K dated May 23,
                       1985
(5)                    Incorporated by reference to Exhibit 10(a)
                       of Registrant's Current Report on Form 8-K
                       dated January 14, 1986
(6)                    Incorporated by reference to Exhibit 10(a)
                       of Registrant's Current Report on Form 8-K
                       dated May 15, 1986

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Prudential Acquisition Fund I, L.P.
New York, New York

We have audited the financial statements of Prudential Acquisition Fund I, L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 26, 1996; such financial statements and report thereon are included in your 1995 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Prudential Acquisition Fund I, L.P., listed in Item 14. These financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 26, 1996

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

          Schedule II--Valuation and Qualifying Accounts and Reserves

--------------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets
                                                                 Deductions - Amounts
Year Ended          Balance at          Additions - Amounts       Written-off During        Balance at
December 31      Beginning of Year      Reserved During Year             Year              End of Year
-----------     -------------------     --------------------     --------------------     --------------
    1995            $        --              $       --               $       --            $       --
    1994                     --                      --                       --                    --
    1993              3,100,000                      --                3,100,000                    --

             Schedule III--Real Estate and Accumulated Depreciation
                               December 31, 1995

------------------------------------------------------------------------------------------------------------------------
                                                                               Gross Amounts at which
                            Initial Cost (A)             Costs             Carried at Close of Period (C)
                     ------------------------------   Capitalized   ---------------------------------------------
                                      Buildings       Subsequent                     Buildings
                                         and              to                            and                           Accumulated
 Description (B)        Land         Improvements     Acquisition(F)    Land        Improvements      Total (D)     Depreciation(E)
------------------   -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
Norwest Center
  Rochester, MN
  Office Building    $   525,000   $     8,027,899    $  909,733    $   525,000   $     8,937,632    $  9,462,632   $     3,668,844
Norwalk Industrial
  Norwalk, CA
  Industrial
  Warehouse            2,248,792         5,678,285     1,113,444      2,248,792         6,791,729       9,040,521         3,073,062
One Executive
  Center
  Albuquerque, NM
  Office Building      2,085,729        15,228,676      (687,198 )    1,234,329        15,392,878      16,627,207        10,675,922
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
    Totals           $ 4,859,521   $    28,934,860    $1,335,979    $ 4,008,121   $    31,122,239    $ 35,130,360   $    17,417,828
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ----------------

                       Year of           Date         Depreciation
                     Construction      Acquired          Life
                     ------------      --------    ----------------
Rochester, MN               1982        8/29/83          5--35 years
Norwalk, CA                 1976        2/24/84          5--30 years
Albuquerque, NM             1983        3/29/84          5--30 years

--------------------------------------------------------------------------------
                See notes to Schedule III on the following page

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            Notes to Schedule III -
                    Real Estate and Accumulated Depreciation
                               December 31, 1995

(A) Initial cost represents the initial purchase price of the properties including acquisition fees.

(B) There are no encumbrances against any of the properties.

(C) The aggregate cost of the real estate owned for Federal income tax purposes is $37,972,373.

(D) Reconciliation of Real Estate Owned:

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                   1995            1994            1993
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $34,868,120     $35,293,581     $37,279,850
    Additions During Year                           262,240         344,539       1,113,731
    Write-downs During Year                              --        (770,000)     (3,100,000)
                                                -----------     -----------     -----------
    Balance at End of Year                      $35,130,360     $34,868,120     $35,293,581
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(E) Reconciliation of Accumulated Depreciation:

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                   1995            1994            1993
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $16,214,016     $14,877,560     $13,252,407
    Additions During Year                         1,203,812       1,336,456       1,625,153
                                                -----------     -----------     -----------
    Balance at End of Year                      $17,417,828     $16,214,016     $14,877,560
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(F) Costs Capitalized Subsequent to Acquisition include noncash write-downs of $3,870,000.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Ridge Plaza Joint Venture
New York, New York

We have audited the accompanying statements of financial condition of Ridge Plaza Joint Venture as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridge Plaza Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

March 26, 1996

                           RIDGE PLAZA JOINT VENTURE
                       STATEMENTS OF FINANCIAL CONDITION

                                                                              December 31,
                                                                      -----------------------------
                                                                          1995             1994
---------------------------------------------------------------------------------------------------
ASSETS
Land                                                                  $  3,835,457     $  4,422,957
Buildings and improvements                                              27,899,102       29,615,596
Less: accumulated depreciation                                         (16,756,187)     (15,627,896)
                                                                      ------------     ------------
Property                                                                14,978,372       18,410,657
Accounts receivable, net of allowance for doubtful accounts of
  $180,205 in 1995 and $97,105 in 1994                                     688,279          407,437
Cash and cash equivalents                                                1,427,420        2,054,578
                                                                      ------------     ------------
Total assets                                                          $ 17,094,071     $ 20,872,672
                                                                      ------------     ------------
                                                                      ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Real estate taxes payable                                             $     17,086     $    446,029
Accounts payable and accrued expenses                                      160,682          296,671
Tenant security deposits                                                   148,931          158,373
                                                                      ------------     ------------
Total liabilities                                                          326,699          901,073
                                                                      ------------     ------------
Partners' capital
Prudential Acquisition Fund I, L.P.                                      9,009,238       10,739,520
Prudential Realty Acquisition Fund II, L.P.                              7,758,134        9,232,079
                                                                      ------------     ------------
Total partners' capital                                                 16,767,372       19,971,599
                                                                      ------------     ------------
Total liabilities and partners' capital                               $ 17,094,071     $ 20,872,672
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                        --------------------------------------------
                                                            1995            1994            1993
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                           $  2,843,407     $2,613,050     $  2,514,661
Recovery of expenses                                       1,091,276        937,386        1,070,228
Interest income                                              102,664         62,641           48,230
                                                        ------------     ----------     ------------
                                                           4,037,347      3,613,077        3,633,119
                                                        ------------     ----------     ------------
EXPENSES
Depreciation and amortization                              1,128,291      1,675,411        1,646,412
Property operating                                         1,101,079      1,034,603        1,266,862
Real estate taxes                                            518,388        427,759          924,126
General and administrative                                   143,816        108,385          115,717
Provision for loss on impairment of assets                 2,350,000             --       14,050,000
                                                        ------------     ----------     ------------
                                                           5,241,574      3,246,158       18,003,117
                                                        ------------     ----------     ------------
Net income (loss)                                       $ (1,204,227)    $  366,919     $(14,369,998)
                                                        ------------     ----------     ------------
                                                        ------------     ----------     ------------
ALLOCATION OF NET INCOME (LOSS)
Prudential Acquisition Fund I, L.P.                     $   (650,282)    $  198,136     $ (7,759,799)
                                                        ------------     ----------     ------------
                                                        ------------     ----------     ------------
Prudential Realty Acquisition Fund II, L.P.             $   (553,945)    $  168,783     $ (6,610,199)
                                                        ------------     ----------     ------------
                                                        ------------     ----------     ------------
----------------------------------------------------------------------------------------------------

                           RIDGE PLAZA JOINT VENTURE
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------------
                                                                        PRUDENTIAL
                                                        PRUDENTIAL        REALTY
                                                        ACQUISITION     ACQUISITION
                                                          FUND I,        FUND II,
                                                           L.P.            L.P.            TOTAL
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1992                    $19,597,183     $16,777,495     $ 36,374,678
Net loss                                                 (7,759,799)     (6,610,199)     (14,369,998)
Distributions                                              (783,000)       (667,000)      (1,450,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1993                     11,054,384       9,500,296       20,554,680
Net income                                                  198,136         168,783          366,919
Distributions                                              (513,000)       (437,000)        (950,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1994                     10,739,520       9,232,079       19,971,599
Net loss                                                   (650,282)       (553,945)      (1,204,227)
Distributions                                            (1,080,000)       (920,000)      (2,000,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1995                    $ 9,009,238     $ 7,758,134     $ 16,767,372
                                                        -----------     -----------     ------------
                                                        -----------     -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                       ----------------------------------------------
                                                           1995             1994             1993
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                 $  2,812,586     $  2,957,742     $  2,213,511
Recovery of expenses received                               818,542          787,585        1,444,018
Property operating expenses paid                         (1,202,024)        (942,091)      (1,155,524)
Real estate taxes paid                                     (947,331)          (7,086)        (934,009)
General and administrative expenses paid                   (156,147)        (125,005)        (108,988)
Interest received                                           102,664           62,641           48,230
Tenant security deposits received (returned)                 (9,442)          27,874          (10,845)
                                                       ------------     ------------     ------------
Net cash provided by operating activities                 1,418,848        2,761,660        1,496,393
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                           (46,006)        (328,509)      (1,322,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                            (2,000,000)        (950,000)      (1,450,000)
                                                       ------------     ------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                              (627,158)       1,483,151       (1,276,566)
Cash and cash equivalents at beginning of year            2,054,578          571,427        1,847,993
                                                       ------------     ------------     ------------
Cash and cash equivalents at end of year               $  1,427,420     $  2,054,578     $    571,427
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                      $ (1,204,227)    $    366,919     $(14,369,998)
                                                       ------------     ------------     ------------
Adjustments to reconcile net income (loss) to net
  cash
  provided by operating activities:
Provision for loss on impairment of assets                2,350,000               --       14,050,000
Bad debt expense (recovery)                                  83,100           31,931         (282,982)
Depreciation and amortization                             1,128,291        1,675,411        1,646,412
Changes in:
Accounts receivable                                        (363,942)         152,656          355,622
Accounts payable and accrued expenses                      (135,989)          86,196           70,607
Real estate taxes payable                                  (428,943)         420,673           (9,882)
Tenant security deposits                                     (9,442)          27,874           36,614
                                                       ------------     ------------     ------------
Total adjustments                                         2,623,075        2,394,741       15,866,391
                                                       ------------     ------------     ------------
Net cash provided by operating activities              $  1,418,848     $  2,761,660     $  1,496,393
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
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

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of the Joint Venture are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

   The preparation of financial statements in conformity with generally accepted accounting principles requires the co-venturers to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property

   Effective December 31, 1995, the Joint Venture adopted Statement of Financial Accounting Standards (``SFAS'') No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.'' Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. For properties that are held for sale, SFAS No. 121 states that they should be recorded at the lower of carrying amount or estimated fair value less costs to sell. At December 31, 1995, the Joint Venture's properties are recorded at the gross sales price less costs to sell, and the Joint Venture has ceased depreciating the properties for financial statement purposes only.

   Prior to December 31, 1995, the Joint Venture carried its property investments at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Property investments were depreciated or amortized using the straight-line method over their estimated economic lives which ranged from 5 to 35 years depending on property type. A provision for loss on impairment of assets was recorded when estimated amounts recoverable through future operations and ultimate disposition of the property on an undiscounted basis were below depreciated cost. However, property investments were reduced to estimated fair value when the property was considered to be permanently impaired and the depreciated cost exceeded the estimated fair value.

   Buildings and improvements include furniture and fixtures, tenant improvements and capitalized leasing costs. Tenant improvements and capitalized leasing costs were amortized over the lives of the respective leases. Capitalized leasing costs, net of accumulated amortization, were $107,438 and $130,733 at December 31, 1995 and 1994, respectively.

Cash and cash equivalents

   Cash and cash equivalents include money market funds whose cost approximates market value.

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

C. Property

   The Joint Venture's properties are comprised of the following:

                                                                      December 31,
                                                               --------------------------
                                                                  1995           1994
          -------------------------------------------------------------------------------
          Pine Island Ridge Plaza Shopping Center--
            Davie, Broward County, FL                          $11,653,399    $14,111,632
          Ridge Plaza Shopping Center--
            Davie, Broward County, FL                            3,324,973      4,299,025
                                                               -----------    -----------
                                                               $14,978,372    $18,410,657
                                                               -----------    -----------
                                                               -----------    -----------

   The carrying value of the Joint Venture's properties were reduced by $850,000 during the second quarter of 1995 to reflect an impairment in value resulting from lease defaults and market indications. In the fourth quarter of 1995, the Joint Venture recorded a provision for loss on impairment of assets of $1,500,000 to reflect the estimated net proceeds received from the sale of the two shopping centers on March 26, 1996.

   The Joint Venture's properties were considered to be impaired in 1993 because declines in net operating income had continued for an extended period of time and the trend was not expected to change in the foreseeable future. Accordingly, a write-down of $17,150,000 was recorded at December 31, 1993 to reduce the Joint Venture's properties to estimated fair value based on third party appraisals. This consisted of a provision for loss on impairment of $14,050,000 and the utilization of a $3,100,000 valuation allowance recorded in 1992.

D. Income Taxes

   The following is a reconciliation of net income (loss) for financial reporting purposes with net income (loss) for tax reporting purposes.

                                                           Year ended December 31,
                                                 -------------------------------------------
                                                    1995            1994            1993
          ----------------------------------------------------------------------------------
          Net income (loss) per financial
            statements                           $(1,204,227)   $    366,919    $(14,369,998)
          Provision for loss on impairment of
            assets                                 2,350,000              --      14,050,000
          Tax depreciation greater than
            depreciation per financial
            statements                              (694,203)       (136,688)       (130,660)
          Bad debt expense (recovery)                 83,100          31,931        (282,982)
          Unearned rental income                     (22,713)         10,304          22,103
          Other                                           --         (37,416)             --
                                                 -----------    ------------    ------------
          Tax basis net income (loss)            $   511,957    $    235,050    $   (711,537)
                                                 -----------    ------------    ------------
                                                 -----------    ------------    ------------

   The differences between the tax basis and book basis of partners' capital are primarily attributable to the cumulative effect of the book-to-tax income (loss) adjustments.

E. Leases

   The Joint Venture has noncancellable operating leases at its two shopping centers. One tenant, Builders Square (whose lease expires in 2003) accounted for 16%, 16% and 13% of the revenues of the Joint Venture for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum base lease receipts at December 31, 1995 due under these noncancellable leases are as follows:

      1996           $  2,892,567
      1997              2,853,529
      1998              2,748,155
      1999              2,211,534
      2000              1,853,107
      Thereafter        5,024,169
                     ------------
                     $ 17,583,061
                     ------------
                     ------------

   In addition, certain of the leases require the lessees to reimburse the Joint Venture for real estate taxes, insurance costs and other expenses.

F. Related Parties

   The general partners of the co-venturers and their affiliates perform services for the Joint Venture which include, but are not limited to: accounting and financial management, asset management and other administrative services. The amount of reimbursement from the Joint Venture is limited by the provisions of the Joint Venture Agreement. The costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the general partners of the co-venturers and their affiliates were:

                                                                Year ended December 31,
                                                             -----------------------------
                                                              1995       1994       1993
          --------------------------------------------------------------------------------
          Prudential Realty Partnerships, Inc. and
            affiliates                                       $45,800    $34,900    $40,100
          Prudential-Bache Properties, Inc. and affiliates    25,400     22,400     23,700
                                                             -------    -------    -------
                                                             $71,200    $57,300    $63,800
                                                             -------    -------    -------
                                                             -------    -------    -------

   Expenses payable to the general partners of the co-venturers and their affiliates (which are included in accrued expenses) as of December 31, 1995 and 1994 were $22,400 and $19,900, respectively.

   The Joint Venture maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the co-venturers, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Joint Venture Agreement.

G. Subsequent Event

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ACQUISITION FUND I, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                           Date: March 29, 1996
     ---------------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                      Date: March 29, 1996
     ---------------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                         Date: March 29, 1996
     ---------------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief Financial
     Officer
     By: /s/ Eugene D. Burak                           Date: March 29, 1996
     ---------------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                         Date: March 29, 1996
     ---------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                          Date: March 29, 1996
     ---------------------------------------------
     Nathalie P. Maio
     Director

     Prudential Realty Partnerships, Inc.
     A Delaware corporation, General Partner
     By: /s/ Joel W. Stoesser                          Date: March 29, 1996
     ---------------------------------------------
     Joel W. Stoesser
     Chairman of the Board of Directors
     By: /s/ David Bradford                            Date: March 29, 1996
     ---------------------------------------------
     David Bradford
     President and Director
     By: /s/ Kevin R. Smith                            Date: March 29, 1996
     ---------------------------------------------
     Kevin R. Smith
     Vice President and Director
     By: /s/ Jose Gener                                Date: March 29, 1996
     ---------------------------------------------
     Jose Gener
     Vice President and Comptroller
     By: /s/ C. Edward Chaplin                         Date: March 29, 1996
     ---------------------------------------------
     C. Edward Chaplin
     Treasurer
     By: /s/ Roger S. Pratt                            Date: March 29, 1996
     ---------------------------------------------
     Roger S. Pratt
     Director
     By: /s/ Joseph D. Margolis                        Date: March 29, 1996
     ---------------------------------------------
     Joseph D. Margolis
     Secretary