Form 10-Q
period 1996-03-31
PRUDENTIAL ACQUISITION FUND I LP
filed 1996-05-15
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3173903
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One Seaport Plaza, New York, NY                                       10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                $ 26,432,342      $ 26,770,496
Cash and cash equivalents                                                1,154,130           750,153
Deferred rent                                                              360,292           391,978
Other assets, net                                                           22,131            48,236
                                                                      -------------     ------------
Total assets                                                          $ 27,968,895      $ 27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    515,219      $    513,226
Tenant security deposits                                                    19,624            18,724
                                                                      -------------     ------------
Total liabilities                                                          534,843           531,950
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  27,434,052        27,428,913
General partners                                                                --                --
                                                                      -------------     ------------
Total partners' capital                                                 27,434,052        27,428,913
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 27,968,895      $ 27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                         -------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                            $  771,869     $  735,353
Recovery of expenses                                                        215,769        213,478
Interest income                                                               8,807         10,747
Joint venture equity income                                                 182,180        150,364
                                                                         ----------     ----------
                                                                          1,178,625      1,109,942
                                                                         ----------     ----------
EXPENSES
Property operating                                                          337,116        289,236
Real estate taxes                                                           132,819        142,755
General and administrative                                                   80,226         61,667
Depreciation and amortization                                                    --        303,074
                                                                         ----------     ----------
                                                                            550,161        796,732
                                                                         ----------     ----------
Net income                                                               $  628,464     $  313,210
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                                                         $  566,131     $  259,643
                                                                         ----------     ----------
                                                                         ----------     ----------
General partners                                                         $   62,333     $   53,567
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per limited partnership unit                                  $     8.07     $     3.70
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $27,428,913     $    --      $27,428,913
Net income                                                     566,131      62,333          628,464
Distributions                                                 (560,992)    (62,333)        (623,325)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1996                          $27,434,052     $    --      $27,434,052
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                         -------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $  796,562     $  751,476
Recovery of expenses received                                               214,530        211,481
Interest received                                                             8,807         10,747
Tenant security deposits received                                               900          1,654
Real estate taxes paid                                                       (9,253)       (16,570)
Property operating expenses paid                                           (348,870)      (382,274)
General and administrative expenses paid                                   (155,708)       (66,996)
Distributions from joint venture income                                     182,180        150,364
                                                                         ----------     ----------
Net cash provided by operating activities                                   689,148        659,882
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (19,666)       (44,349)
Distributions from joint venture in excess of income                        357,820        389,636
                                                                         ----------     ----------
Net cash provided by investing activities                                   338,154        345,287
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                  (623,325)      (535,682)
                                                                         ----------     ----------
Net increase in cash and cash equivalents                                   403,977        469,487
Cash and cash equivalents at beginning of period                            750,153        646,346
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $1,154,130     $1,115,833
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES

Net income                                                               $  628,464     $  313,210
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                    --        303,074
Changes in:
Deferred rent                                                                31,686         26,810
Other assets, net                                                            26,105        (10,725)
Accounts payable and accrued expenses                                         1,993         25,859
Tenant security deposits                                                        900          1,654
                                                                         ----------     ----------
Total adjustments                                                            60,684        346,672
                                                                         ----------     ----------
Net cash provided by operating activities                                $  689,148     $  659,882
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note C) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   Certain balances from prior years have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (collectively, the
``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates are:

                                                                                   Three months
                                                                                 ended March 31,
                                                                               --------------------
                                                                                 1996        1995
- ---------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates                            $ 20,100    $ 11,600
Prudential-Bache Properties, Inc. and affiliates                                 33,200      22,600
                                                                               --------    --------
                                                                               $ 53,300    $ 34,200
                                                                               --------    --------
                                                                               --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of March 31, 1996 and December 31, 1995 are $87,200 and $74,000, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $8,800 and $9,100 for the three months ended March 31, 1996 and 1995, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 175 limited partnership units at March 31, 1996.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                        March 31,       December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                 $        --      $ 14,978,372
Accounts receivable, net                                                   412,907           688,279
Cash and cash equivalents                                               15,889,184         1,427,420
                                                                      -------------     ------------
Total assets                                                           $16,302,091      $ 17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                      $   107,114      $    326,699
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                      8,700,144         9,009,238
Prudential Realty Acquisition Fund II, L.P.                              7,494,833         7,758,134
                                                                      -------------     ------------
Total partners' capital                                                 16,194,977        16,767,372
                                                                      -------------     ------------
Total liabilities and partners' capital                                $16,302,091      $ 17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                                                Three months
                                                                               ended March 31,
                                                                           -----------------------
                                                                              1996          1995
- --------------------------------------------------------------------------------------------------
Revenues
Rental income                                                              $  769,900     $675,806
Recovery of expenses                                                          250,341      282,788
Interest income                                                                20,888       25,485
                                                                           ----------     --------
                                                                            1,041,129      984,079
                                                                           ----------     --------
Expenses
Depreciation and amortization                                                      --      262,176
Property operating                                                            418,246      249,948
Real estate taxes                                                             113,475      161,907
General and administrative                                                     25,263       29,457
Loss on sale of assets                                                         56,540           --
                                                                           ----------     --------
                                                                              613,524      703,488
                                                                           ----------     --------
Net income                                                                 $  427,605     $280,591
                                                                           ----------     --------
                                                                           ----------     --------

      The two shopping centers owned by the Joint Venture (``Shopping Centers'') were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   Joint venture equity income includes a write-off of $49,000 during the three months ended March 31, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over an eighteen-year period and are being written-off as a result of the sale of the Joint Venture properties.

D. Subsequent Events

   A distribution was made in April 1996 in the amount of $121.00 per $1,000 unit which represented $112.66 per unit from the sale of the Shopping Centers by the Joint Venture, and $8.34 per unit from current and prior undistributed cash flow from operations.

   Norwalk Industrial, a 180,000 square foot industrial warehouse facility located in Norwalk, California, is presently subject to a contract of sale with the sole tenant of that facility for a gross sales price of $6,600,000 which represents 100% of the appraised value of the property. It is anticipated that the closing will occur during the third quarter of 1996. There can be no assurance that this transaction will close or if closed that the terms of sale will not change from the terms described in the contract of sale.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two office buildings, a warehouse and an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of 15,500,000 less costs to sell.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. There is no specific time schedule for the sale of the remaining properties (except for the Norwalk Industrial property as discussed in Note D to the financial statements) or for the liquidation of the Partnership. However, the Partnership expects to actively market all of its remaining properties in 1996. It is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties. Despite the sale of the Joint Venture's properties completed in March 1996, the General Partners anticipate that the directly-owned properties will continue to meet the Partnership's liquidity requirements.

   During the three months ended March 31, 1996, the Partnership's cash and cash equivalents increased $404,000 because cash generated by operating activities and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners. The Joint Venture, in which the Partnership has a 54% interest, has cash and cash equivalents of approximately $15,889,000 at March 31, 1996 as compared to approximately $1,427,000 at December 31, 1995. The high level of cash and cash equivalents at March 31, 1996 was due to the net proceeds received from the sale of the Shopping Centers by the Joint Venture. In April 1996, substantially all of the Partnership's interest in the net proceeds from the sale were distributed to the limited partners.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of sales and leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the three months ended March 31, 1996 totalled $623,000, of which the limited partners received $561,000 ($8.00 per unit) and the General Partners received the remainder. These distributions were funded with current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties.

   As a result of the approval by the limited partners of the plan of sale and liquidation of the Partnership and the sale of the two shopping center properties, future cash distributions may be significantly impacted. However, it is expected that as properties are sold, a portion of the net sales proceeds will be distributed in the quarter following the closing of each sale and the balance will be distributed within one year of the final sale.

   Furthermore, the amount of cash generated by the Partnership from operations of the directly-owned properties, the amount expended for capital improvements, and the amount of reserves set aside for anticipated capital improvements as well as the timing of the sale of the Partnership's properties could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the three months ended March 31, 1996, the Partnership expended $20,000 on capital improvements ($12,000 at One Executive Center and $8,000 at Norwest Center) which were necessary to maintain the properties. Projected capital expenditures for the directly-owned properties for the remainder of 1996 are estimated at $120,000. This includes $55,000 in anticipated tenant improvements and leasing commissions and $65,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   There were no capital expenditures at the Joint Venture for the period from January 1, 1996 through March 26, 1996, the date of sale of the two shopping centers owned by the Joint Venture.

Results of Operations

   The Partnership's net income increased $315,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The variances for the directly-owned properties and Joint Venture properties are discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park in Norwalk, California was 100% leased to one tenant as of March 31, 1996 and 1995. Rental income for the three months ended March 31, 1996 was comparable to 1995. Operating expenses decreased $6,000 for the three months ended March 31, 1996 compared to 1995 due to a decrease in insurance expense. The Norwalk property, a 180,000 square foot industrial warehouse facility, is presently subject to a contract of sale with the sole tenant of that facility for a gross sales price of $6,600,000 which represents 100% of the appraised value of the property. It is anticipated that closing will occur during the third quarter of 1996. There can be no assurance that this transaction will close or, if closed, that the terms of sale will not change from the terms described in the contract of sale.

   The Norwest Center property in Rochester, Minnesota was 93% and 89% leased (93% and 84% occupied) as of March 31, 1996 and 1995, respectively. During the next twelve months, three leases representing 15% of the rentable space are scheduled to expire. Rental income for the three months ended March 31, 1996 was comparable to 1995. Operating expenses increased $8,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to an increase in repairs and maintenance.

   The One Executive Center office property in Albuquerque, New Mexico was 99% and 100% leased (99% and 98% occupied) as of March 31, 1996 and 1995, respectively. During the next twelve months, six leases representing 52% of the rentable space are scheduled to expire. One tenant representing 42% of the rentable space has indicated that it will vacate its space when its lease expires in February 1997. Rental income increased $36,000 for the three months ended March 31, 1996 as compared to 1995 due to increased rental rates. Operating expenses increased $46,000 for the three months ended March 31, 1996 as compared to 1995 primarily as a result of an increase in repairs and maintenance, cleaning and utilities expenses.

   General and administrative expense increased $19,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to costs to administer the Partnership.

   Depreciation expense decreased $303,000 for the three months ended March 31, 1996 as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense has been recorded for the three months ended March 31, 1996.

Joint Venture Properties

   The Partnership's joint venture equity income increased $32,000 for the three months ended March 31, 1996 as compared to 1995. The major components of this variance are discussed below.

   The sale of the two shopping centers owned by the Joint Venture occurred on March 26, 1996 at a gross sales price of $15,500,000 less costs to sell, resulting in a $56,000 loss on the sale.

   Joint venture equity income includes a write-off of $49,000 during the three months ended March 31, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over an eighteen-year period and are being written-off as a result of the sale of the Joint Venture properties.

   Total revenues increased $57,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 primarily as a result of an increase in rental income at Ridge Plaza and Pine Island due to an increase in rental rates at both properties.

   Property operating expenses increased $168,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 primarily as a result of an increase in provision for bad debts, property management fees and payroll.

   Real estate taxes decreased $48,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 due to lower assessments at both properties.

   Depreciation and amortization expense decreased $262,000 due to the reason noted above for directly-owned properties.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--None

Item 2.   Changes in Securities--None

Item 3.   Defaults Upon Senior Securities--Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Description required by Item 4 is contained in the Registrant's Current Report on Form
          8-K dated March 26, 1996 as previously filed with the Securities and Exchange
          Commission, which report is herein incorporated by reference.

Item 5.   Other Information--None

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits
          Description:

          3 and 4 Amended and Restated Agreement of Limited Partnership(1)
                   Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)

          27       Financial Data Schedule (filed herewith)

          b. Reports on Form 8-K

             Current Report on Form 8-K dated March 26, 1996, as filed with the Securities and
             Exchange Commission on April 9, 1996, relating to (i) Item 2 regarding the sale of two shopping centers owned by a joint venture in which the Registrant has an interest, (ii)
             Item 5 regarding the results of the voting on a consent solicitation statement sent to the limited partners and (iii) Item 7 containing summarized pro forma information regarding the sale of the shopping centers noted above.

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: May 15, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant