Form 10-Q
period 1996-06-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1996-08-14
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          13-3173903
- --------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

One Seaport Plaza, New York, NY                    10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                $ 17,746,323      $17,712,532
Investment in joint venture, net                                           220,583        9,057,964
Cash and cash equivalents                                                1,490,410          750,153
Deferred rent                                                              328,606          391,978
Other assets, net                                                           45,726           48,236
                                                                      -------------     ------------
Total assets                                                          $ 19,831,648      $27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    409,961      $   513,226
Tenant security deposits                                                    19,624           18,724
                                                                      -------------     ------------
Total liabilities                                                          429,585          531,950
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  19,402,063       27,428,913
General partners                                                                --               --
                                                                      -------------     ------------
Total partners' capital                                                 19,402,063       27,428,913
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 19,831,648      $27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months                   Three months
                                                   ended June 30,                ended June 30,
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                 $1,547,168     $1,466,723     $  775,299     $  731,370
Recovery of expenses                             440,121        425,862        224,352        212,384
Interest income                                   25,228         23,200         16,421         12,453
Joint venture equity income (loss)               180,619       (182,584)        (1,561)      (332,948)
                                              ----------     ----------     ----------     ----------
                                               2,193,136      1,733,201      1,014,511        623,259
                                              ----------     ----------     ----------     ----------
EXPENSES
Property operating                               644,349        637,218        307,233        347,982
Real estate taxes                                230,395        265,331         97,576        122,576
General and administrative                       171,919        136,377         91,693         74,710
Depreciation and amortization                         --        596,824             --        293,750
                                              ----------     ----------     ----------     ----------
                                               1,046,663      1,635,750        496,502        839,018
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $1,146,473     $   97,451     $  518,009     $ (215,759)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $1,019,146     $  (18,448)    $  453,015     $ (278,091)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  127,327     $  115,899     $   64,994     $   62,332
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per limited partnership
  unit                                        $    14.53     $     (.26)    $     6.46     $    (3.97)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $27,428,913     $    --      $27,428,913
Net income                                                   1,019,146     127,327        1,146,473
Distributions                                               (9,045,996)    (127,327)     (9,173,323)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1996                           $19,402,063     $    --      $19,402,063
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six months
                                                                              ended June 30,
                                                                         -------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $1,582,928     $1,496,308
Recovery of expenses received                                               433,926        430,558
Interest received                                                            25,228         23,200
Tenant security deposits received                                               900          1,654
Real estate taxes paid                                                     (239,650)      (260,725)
Property operating expenses paid                                           (650,409)      (762,891)
General and administrative expenses paid                                   (223,552)      (149,229)
Distributions from joint venture income                                     180,619             --
                                                                         ----------     ----------
Net cash provided by operating activities                                 1,109,990        778,875
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (33,791)       (99,205)
Distributions from joint venture in excess of income                      8,837,381        540,000
                                                                         ----------     ----------
Net cash provided by investing activities                                 8,803,590        440,795
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                (9,173,323)    (1,159,006)
                                                                         ----------     ----------
Net increase in cash and cash equivalents                                   740,257         60,664
Cash and cash equivalents at beginning of period                            750,153        646,346
                                                                         ----------     ----------
Cash and cash equivalents at the end of period                           $1,490,410     $  707,010
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $1,146,473     $   97,451
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Distributions from joint venture income                                     180,619             --
Joint venture equity loss (income)                                         (180,619)       182,584
Depreciation and amortization                                                    --        596,824
Changes in:
Deferred rent                                                                63,372         53,622
Other assets                                                                  2,510        (14,283)
Accounts payable and accrued expenses                                      (103,265)      (138,977)
Tenant security deposits                                                        900          1,654
                                                                         ----------     ----------
Total adjustments                                                           (36,483)       681,424
                                                                         ----------     ----------
Net cash provided by operating activities                                $1,109,990     $  778,875
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note C) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

                                                             Six months              Three months
                                                           ended June 30,           ended June 30,
                                                        ---------------------    --------------------
                                                          1996         1995        1996        1995
- -----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $  43,900    $ 30,800    $ 23,800    $ 19,200
Prudential-Bache Properties, Inc. and affiliates           70,600      47,200      37,400      24,600
                                                        ---------    --------    --------    --------
                                                        $ 114,500    $ 78,000    $ 61,200    $ 43,800
                                                        ---------    --------    --------    --------
                                                        ---------    --------    --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accounts payable and accrued expenses) as of June 30, 1996 and December 31, 1995 are $135,500 and $74,000, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $12,000 and $19,200, respectively, for the six months ended June 30, 1996 and 1995 and $3,200 and $10,100, respectively, for the three months ended June 30, 1996 and 1995.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 175 limited partnership units at June 30, 1996.

C. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                 $        --      $ 14,978,372
Accounts receivable, net                                                   223,400           688,279
Cash and cash equivalents                                                  376,273         1,427,420
                                                                      -------------     ------------
Total assets                                                           $   599,673      $ 17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                      $   107,587      $    326,699
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                        220,583         9,009,238
Prudential Realty Acquisition Fund II, L.P.                                271,503         7,758,134
                                                                      -------------     ------------
Total partners' capital                                                    492,086        16,767,372
                                                                      -------------     ------------
Total liabilities and partners' capital                                $   599,673      $ 17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                     Six months                   Three months
                                                   ended June 30,                ended June 30,
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------
Revenues
Rental income                                 $  769,900     $1,374,733     $       --     $  698,927
Recovery of expenses                             250,341        515,782             --        232,994
Interest income                                   46,632         49,253         25,744         23,768
                                              ----------     ----------     ----------     ----------
                                               1,066,873      1,939,768         25,744        955,689
                                              ----------     ----------     ----------     ----------
Expenses
Property operating                               430,759        529,255             --        279,307
Real estate taxes                                113,475        253,444             --         91,537
General and administrative                        41,387         60,511         28,637         31,054
Loss on sale of assets                            56,540             --             --             --
Provisions for loss on impairment of
  assets                                              --        850,000             --        850,000
Depreciation and amortization                         --        580,399             --        318,223
                                              ----------     ----------     ----------     ----------
                                                 642,161      2,273,609         28,637      1,570,121
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $  424,712     $ (333,841)    $   (2,893)    $ (614,432)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

      The two shopping centers owned by the Joint Venture (``Shopping Centers'') were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   Joint venture equity income includes a write-off of $49,000 during the six months ended June 30, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over an eighteen-year period and were written-off as a result of the sale of the Joint Venture properties.

D. Subsequent Events

   In August 1996, a distribution of $623,000 was made to the partners for the quarter ended June 30, 1996. Limited partners received $561,000, which represents $8.00 per unit, and the General Partners received the remainder.

   An offer to purchase the One Executive Center property, a 114,000 square foot five-story office building located in Albuquerque, New Mexico, was accepted in June 1996 for a gross sales price of $7,300,000 less costs to sell. A contract of sale is expected to be signed in mid-August with closing within sixty days of signing. The sales price is in excess of the property's appraised value. There can be no assurance that this transaction will close or, if closed, that the terms of the sale will not change.

   The Partnership sold its interest in Norwalk Industrial, a 180,000 square foot industrial warehouse located in Norwalk, California, on August 6, 1996 for a gross sales price of $6,600,000 less costs to sell of approximately $300,000. In addition, approximately $300,000 of deferred rent and other assets will be written-off relating to the sale of the property. The gross sales price represents 100% of the appraised value of the property based upon an appraisal dated as of December 31, 1995. The purchaser of the Norwalk property was NNW Real Estate, Inc., a California corporation and an affiliate of the property's sole tenant, Weber Distribution, under a Purchase and Sale
Agreement dated April 11, 1996. On August 13, 1996, as a result of this sale, a distribution of $89.82 per unit was made to limited partners.

   On a pro forma basis, if the sale of the Norwalk Industrial property had been consummated on June 30, 1996, the Partnership's Statement of Financial Condition as of such date would have reflected an increase in cash of approximately $6,300,000 and decreases in property held for sale of approximately $6,000,000 and deferred rent and other assets of approximately $300,000. For the Statement of Operations, if the transaction were consummated on January
1, 1995, the Partnership's net loss for 1995 would have increased by approximately $290,000 or $4.13 to $12.45 per limited partnership unit.
For the Statement of Operations, if the transaction were consummated on January 1, 1996, the Partnership's net income for the six months ended
June 30, 1996 would have decreased approximately $300,000 or $4.28 to $10.25 per limited partnership unit. These pro forma adjustments for the Statement of Operations exclude the Partnership's non-recurring gain on the sale.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two office buildings, a warehouse and an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The Shopping Centers were sold on March 26, 1996 for a gross sales price of 15,500,000 less costs to sell.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. The General Partners are attempting to sell the remaining properties and liquidate the Partnership as soon as possible. It is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments. Pursuant to the plan of liquidation, the Norwalk Industrial property was sold on August 6, 1996 and an offer to purchase the One Executive Center property was accepted in June 1996 with the signing of a contract for sale expected in mid-August.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the six months ended June 30, 1996, the Partnership's cash and cash equivalents increased $740,000 because cash generated by operating activities and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of sales and leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the six months ended June 30, 1996 totalled $9,173,000, of which the limited partners received $9,046,000 ($129.00 per unit) and the General Partners received the remainder. These distributions consisted of $112.66 per unit paid in April 1996 from the sale of the Shopping Centers and $16.34 per unit funded from current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties. Additionally, during August 1996, a distribution of $89.82 was made to limited partners as a result of the sale of the Norwalk Industrial property.

   As a result of the sale of the Shopping Centers and the approval by the limited partners of the plan of sale and liquidation of the Partnership, future cash distributions may be significantly impacted. However, it is expected that as properties are sold, a significant portion of the net sales proceeds will be distributed shortly after each closing.

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

Capital Improvements--Directly-Owned Properties

   For the six months ended June 30, 1996, the Partnership expended $34,000 on capital improvements ($16,000 at One Executive Center and $18,000 at Norwest Center) which were necessary to maintain the properties. Projected capital expenditures for the directly-owned properties for the remainder of 1996 are estimated at $97,000. This includes $66,000 in anticipated tenant improvements and leasing commissions and $31,000 for improvements necessary to maintain the properties. These capital improvements will be funded from undistributed cash balances or cash derived from future operations.

Results of Operations

   The Partnership's net income for the six and three months ended June 30, 1996 increased $1,049,000 and $734,000, respectively, as compared to 1995. The variances for the directly-owned properties and Joint Venture properties are discussed below.

Directly-Owned Properties

   The Norwalk Industrial Park in Norwalk, California was 100% leased to one tenant as of June 30, 1996 and 1995. Rental income for the six and three months ended June 30, 1996 was comparable to 1995. Property operating expenses for the six and three months ended June 30, 1996 decreased $8,000 and $2,000, respectively, as compared to 1995 mainly due to lower professional fees. The Norwalk property, a 180,000 square foot industrial warehouse facility, was sold on August 6, 1996 to an affiliate of the sole tenant of that facility for a gross sales price of $6,600,000 which represented 100% of the appraised value of the property.

   The Norwest Center property in Rochester, Minnesota was 93% and 91% leased as of June 30, 1996 and 1995, respectively. During the next twelve months, four leases representing 22% of the rentable space are scheduled to expire. Rental income for the six and three months ended June 30, 1996 both increased $7,000 as compared to 1995 due to increased occupancy. Property operating expenses for the six and three months ended June 30, 1996 decreased $15,000 and $23,000, respectively, as compared to 1995 mainly due to lower repairs and maintenance costs and professional fees.

   The One Executive Center office property in Albuquerque, New Mexico was 99% and 98% leased as of June 30, 1996 and 1995, respectively. During the next twelve months, four leases representing 50% of the rentable space are scheduled to expire. One tenant representing 42% of the rentable space has indicated that it will vacate its space when its lease expires in February 1997. Rental income for the six and three months ended June 30, 1996 increased $73,000 and $37,000, respectively, as compared to 1995 mainly due to increased rental rates. Property operating expenses for the six months ended June 30, 1996 increased $30,000 as compared to 1995 mainly due to increased security and utilities costs. Property operating expenses for the three months ended June 30, 1996 decreased $16,000 as compared to 1995 due to lower repairs and maintenance and professional fees. An offer for the purchase of the One Executive Center property was accepted in June 1996. The sales price is in excess of its appraised value. A contract of sale is expected to be signed in mid-August with closing to occur within sixty days of signing. There can be no assurance that this transaction will close or, if closed, that the terms of the sale will not change.

   Real estate taxes for the six and three months ended June 30, 1996 decreased $35,000 and $25,000, respectively, as compared to 1995 due to lower assessments at the Norwalk and Norwest properties.

   General and administrative expenses for the six and three months ended June 30, 1996 increased $36,000 and $17,000, respectively, compared to 1995 primarily due to increased costs to administer the Partnership as its properties are being sold.

   Depreciation expense for the six and three months ended June 30, 1996 decreased $597,000 and $294,000, respectively, as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense has been recorded for the six months ended June 30, 1996.

Joint Venture Properties

   The sale of the two shopping centers owned by the Joint Venture occurred on March 26, 1996 at a gross sales price of $15,500,000 less costs to sell, resulting in a $56,000 loss on the sale.

   Joint venture equity income includes a write-off of $49,000 during the six months ended June 30, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over an eighteen-year period and were written-off as a result of the sale of the Joint Venture properties.

   The Joint Venture recorded a provision for loss on impairment of assets of $850,000 during the three months ended June 30, 1995 to reflect a diminution in value resulting from lease defaults and market indications.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--None
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders--None
Item 5.   Other Information--None
Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits
          Description:
          3 and 4 Amended and Restated Agreement of Limited Partnership(1)
                   Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)
          10       Material Contracts:
                   I. Purchase and Sale Agreement dated April 11, 1996 between Registrant and NNW Real
                      Estate, Inc. (filed herewith)
                   J. First Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 25,
                      1996 between Registrant and NNW Real Estate, Inc. (filed herewith)
          27       Financial Data Schedule (filed herewith)
          b. Reports on Form 8-K--None

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: August 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant