Form 10-Q
period 1996-09-30
PRUDENTIAL ACQUISITION FUND I LP
filed 1996-11-14
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended September 30, 1996

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                $ 11,828,115      $17,712,532
Investment in joint venture, net                                           170,386        9,057,964
Cash and cash equivalents                                                1,358,924          750,153
Deferred rent                                                               21,325          391,978
Other assets                                                               153,373           48,236
                                                                      -------------     ------------
Total assets                                                          $ 13,532,123      $27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                 $    453,136      $   513,226
Tenant security deposits                                                    19,624           18,724
                                                                      -------------     ------------
Total liabilities                                                          472,760          531,950
                                                                      -------------     ------------
Partners' capital
Limited partners (70,124 units issued and outstanding)                  13,059,363       27,428,913
General partners                                                                --               --
                                                                      -------------     ------------
Total partners' capital                                                 13,059,363       27,428,913
                                                                      -------------     ------------
Total liabilities and partners' capital                               $ 13,532,123      $27,960,863
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months                  Three months
                                                 ended September 30,           ended September 30,
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                 $1,949,203     $2,205,300     $  402,035     $  738,577
Recovery of expenses                             702,563        647,256        262,442        221,394
Interest income                                   48,112         32,005         22,884          8,805
Joint venture equity income (loss)               238,422        (40,007)        57,803        142,577
Gain on sale of property                         387,529             --        387,529             --
                                              ----------     ----------     ----------     ----------
                                               3,325,829      2,844,554      1,132,693      1,111,353
                                              ----------     ----------     ----------     ----------
EXPENSES
Property operating                             1,029,122        963,016        384,773        325,798
Real estate taxes                                347,916        398,357        117,521        133,026
General and administrative                       223,156        305,382         51,237        169,005
Depreciation and amortization                         --        889,333             --        292,509
                                              ----------     ----------     ----------     ----------
                                               1,600,194      2,556,088        553,531        920,338
                                              ----------     ----------     ----------     ----------
Net income                                    $1,725,635     $  288,466     $  579,162     $  191,015
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $1,535,976     $  110,235     $  516,830     $  128,683
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  189,659     $  178,231     $   62,332     $   62,332
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per limited partnership unit       $    21.90     $     1.57     $     7.37     $     1.84
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $27,428,913     $    --      $27,428,913
Net income                                                   1,535,976     189,659        1,725,635
Distributions                                              (15,905,526)    (189,659)    (16,095,185)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1996                      $13,059,363     $    --      $13,059,363
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months
                                                                            ended September 30,
                                                                         --------------------------
                                                                            1996            1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $ 2,246,568     $2,231,239
Recovery of expenses received                                                632,240        647,340
Interest received                                                             48,112         32,005
Tenant security deposits received                                                900          1,654
Real estate taxes paid                                                      (246,825)      (260,725)
Property operating expenses paid                                          (1,042,309)    (1,106,116)
General and administrative expenses paid                                    (332,676)      (234,792)
Distributions from joint venture income                                      238,422             --
                                                                         -----------     ----------
Net cash provided by operating activities                                  1,544,432      1,310,605
                                                                         -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of property                                         6,354,998             --
Capitalized property expenditures                                            (83,052)      (155,196)
Distributions from joint venture in excess of income                       8,887,578        540,000
                                                                         -----------     ----------
Net cash provided by investing activities                                 15,159,524        384,804
                                                                         -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                (16,095,185)    (1,782,330)
                                                                         -----------     ----------
Net increase (decrease) in cash and cash equivalents                         608,771        (86,921)
Cash and cash equivalents at beginning of period                             750,153        646,346
                                                                         -----------     ----------
Cash and cash equivalents at the end of period                           $ 1,358,924     $  559,425
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $ 1,725,635     $  288,466
                                                                         -----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Gain on sale of property                                                    (387,529)            --
Distributions from joint venture income                                      238,422             --
Joint venture equity loss (income)                                          (238,422)        40,007
Depreciation and amortization                                                     --        889,333
Changes in:
Deferred rent                                                                370,653         85,307
Other assets                                                                (105,137)       (53,997)
Accounts payable and accrued expenses                                        (60,090)        59,835
Tenant security deposits                                                         900          1,654
                                                                         -----------     ----------
Total adjustments                                                           (181,203)     1,022,139
                                                                         -----------     ----------
Net cash provided by operating activities                                $ 1,544,432     $1,310,605
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note D) considered necessary for a fair presentation of the financial position of Prudential Acquisition Fund I, L.P. (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

                                                           Nine months              Three months
                                                       ended September 30,       ended September 30,
                                                      ----------------------    ---------------------
                                                        1996         1995         1996         1995
-----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and
  affiliates                                          $  32,500    $  81,500    $(11,400)    $ 50,700
Prudential-Bache Properties, Inc. and affiliates        104,000       87,900      33,400       40,700
                                                      ---------    ---------    --------     --------
                                                      $ 136,500    $ 169,400    $ 22,000     $ 91,400
                                                      ---------    ---------    --------     --------
                                                      ---------    ---------    --------     --------

   Expenses payable to the General Partners and their affiliates (which are included in accounts payable and accrued expenses) as of September 30, 1996 and December 31, 1995 are $77,600 and $74,000, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $9,600 and $30,500, respectively, for the nine months ended September 30, 1996 and 1995 and $(2,400) and $11,300, respectively, for the three months ended September 30, 1996 and 1995.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 175 limited partnership units at September 30, 1996.

C. Sale of Norwalk Industrial Property

   The Partnership sold its interest in Norwalk Industrial, a 180,000 square foot industrial warehouse located in Norwalk, California, on August 6, 1996 for a gross sales price of $6,600,000 less costs to sell and pro-rations of approximately $300,000. In addition, approximately $300,000 of deferred rent and other assets were written-off relating to the sale of the property. The gross sales price represents 100% of the appraised value of the property based upon an appraisal dated as of December 31, 1995. The purchaser of the Norwalk property was NNW Real Estate, Inc., a California corporation and an affiliate of the property's sole tenant, Weber Distribution, under a Purchase and Sale Agreement dated April 11, 1996. On August 13, 1996, as a result of this sale, a distribution of $89.82 per unit was made to limited partners.

D. Investment in Joint Venture

   The Partnership has a 54% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                 $        --      $14,978,372
Accounts receivable, net                                                   223,400          688,279
Cash and cash equivalents                                                  261,246        1,427,420
                                                                      -------------     ------------
Total assets                                                           $   484,646      $17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------
Liabilities and partners' capital
Total liabilities                                                      $    85,518      $   326,699
                                                                      -------------     ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                        170,386        9,009,238
Prudential Realty Acquisition Fund II, L.P.                                228,742        7,758,134
                                                                      -------------     ------------
Total partners' capital                                                    399,128       16,767,372
                                                                      -------------     ------------
Total liabilities and partners' capital                                $   484,646      $17,094,071
                                                                      -------------     ------------
                                                                      -------------     ------------

                                                      Nine months                  Three months
                                                  ended September 30,          ended September 30,
                                               -------------------------     ------------------------
                                                  1996           1995          1996           1995
-----------------------------------------------------------------------------------------------------
Revenues
Rental income                                  $  769,900     $2,093,702     $      --     $  718,969
Recovery of expenses                              250,341        801,472            --        285,690
Interest income                                    51,801         76,056         5,169         26,803
                                               ----------     ----------     ---------     ----------
                                                1,072,042      2,971,230         5,169      1,031,462
                                               ----------     ----------     ---------     ----------
Expenses
Property operating                                430,759        831,705            --        302,450
Real estate taxes                                   6,814        415,351      (106,661)       161,907
General and administrative                         46,175        115,900         4,788         55,389
Loss on sale of assets                             56,540             --            --             --
Provisions for loss on impairment of assets            --        850,000            --             --
Depreciation and amortization                          --        825,945            --        245,546
                                               ----------     ----------     ---------     ----------
                                                  540,288      3,038,901      (101,873)       765,292
                                               ----------     ----------     ---------     ----------
Net income (loss)                              $  531,754     $  (67,671)    $ 107,042     $  266,170
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------

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

E. Subsequent Events

   The Partnership sold for cash its interest in One Executive Center, a 114,000 square foot five-story office building located in Albuquerque, New Mexico, on October 17, 1996 for a gross sales price of $7,300,000 less costs to sell and pro-rations of approximately $409,000. The gross sales price was in excess of the appraised value. The purchaser of the One Executive Center property was WHEXC Real Estate Limited Partnership, a Delaware limited partnership.

   The Partnership also sold for cash its interest in Norwest Center, a 97,000 square foot multi-tenant office building located in Rochester, Minnesota, on October 18, 1996 for a gross sales price of $6,900,000 less costs to sell and pro-rations of approximately $245,000. The gross sales price was in excess of 98% of the appraised value. The purchaser of the Norwest Center property was Norwest Bank Minnesota South, N.A., a national banking association.

   With the sale of One Executive Center and Norwest Center properties, there are no remaining properties in the Partnership. A distribution of $200 per $1,000 unit was made in November 1996 consisting of $193.17 per $1,000 unit from the sale of the One Executive Center and Norwest Center properties and $6.83 per $1,000 unit from previous undistributed cash flow from operations. The Partnership intends to make a final liquidating distribution in 1997.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of September 30, 1996 the Partnership had a real estate investment portfolio consisting of two office buildings. In August 1996, the Partnership sold its warehouse facility, Norwalk Industrial, for a gross sales price of $6,600,000 less costs to sell and pro-rations. Additionally, in October 1996, the Partnership sold its last remaining properties, consisting of two office buildings, One Executive Center and Norwest Center, for the gross sales prices of $7,300,000 and $6,900,000, respectively, less costs to sell and pro-rations. The Partnership also has an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The Shopping Centers were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. Pursuant to the plan of liquidation, the General Partners have sold the remaining properties and intend to liquidate the Partnership in 1997.

   During the nine months ended September 30, 1996, the Partnership's cash and cash equivalents increased $609,000 because cash generated by operating activities, distributions from the Joint Venture and net proceeds from the sale of the Norwalk Industrial property exceeded capital expenditures and distributions paid to the partners.

Cash Distributions

   Cash distributions during the nine months ended September 30, 1996 totalled $16,095,000 of which the limited partners received $15,905,000 ($226.82 per unit) and the General Partners received the remainder. These distributions consisted of $112.66 per unit paid in April 1996 from the sale of the Shopping Centers, $89.82 per unit paid in August 1996 from the sale of the Norwalk Industrial property and $24.34 per unit funded from current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties. Additionally, during November 1996, a distribution of $200 per unit was made to limited partners as a result of the sale of the One Executive Center and Norwest Center properties.

   As a result of the sale of One Executive Center and Norwest Center, the Partnership has no remaining properties. Accordingly, all recurring quarterly distributions from operations have been suspended. The Partnership intends to make a final liquidating distribution in 1997.

Capital Improvements--Directly-Owned Properties

   For the nine months ended September 30, 1996, the Partnership expended $83,000 on capital improvements ($41,000 at One Executive Center and $42,000 at Norwest Center) which were necessary to maintain the properties.

Results of Operations

   The Partnership's net income for the nine and three months ended September 30, 1996 increased $1,437,000 and $388,000, respectively, as compared to 1995. The variances for the directly-owned properties and Joint Venture investment are discussed below.

Directly-Owned Properties

   The Norwalk property, a 180,000 square foot industrial warehouse facility located in Norwalk, California, was sold on August 6, 1996 to an affiliate of the sole tenant of that facility for a gross sales price of $6,600,000 which represented 100% of the appraised value of the property. As a result of the sale, the Partnership recorded a gain on sale of property of $388,000 in the third quarter of 1996. Rental income for the nine and three months ended September 30, 1996 both decreased $380,000 primarily as a result of a

$274,000 reversal of the property's deferred asset and reduced rent received due to the sale of the property in August 1996.

   The Norwest Center property in Rochester, Minnesota was 96% and 91% leased as of September 30, 1996 and 1995, respectively. Rental income for the nine and three months ended September 30, 1996 increased $19,000 and $11,000, respectively, as compared to 1995 due to increased occupancy. Property operating expenses for the nine months ended September 30, 1996 decreased $10,000 as compared to 1995 mainly due to lower repairs and maintenance costs and professional fees. Property operating expenses for the three months ended September 30, 1996 were comparable to 1995. The Norwest Center property was sold on October 18, 1996 for a gross sales price of $6,900,000.

   The One Executive Center office property in Albuquerque, New Mexico was 99% leased as of September 30, 1996 and 1995, respectively. Rental income for the nine and three months ended September 30, 1996 increased $80,000 and $25,000, respectively, as compared to 1995 mainly due to increased rental rates. Property operating expenses for the nine and three months ended September 30, 1996 increased $61,000 and $31,000, respectively, as compared to 1995 mainly due to increased cleaning, security, repairs and maintenance and utilities costs. The One Executive Center property was sold on October 17, 1996 for the gross sales price of $7,300,000.

   Interest income for the nine and three months ended September 30, 1996 increased $16,000 and $14,000, respectively, as compared to 1995 primarily due to an increased average cash balance as a result of the proceeds from the sales of both the Shopping Centers and the Partnership's Norwalk property.

   Real estate taxes for the nine and three months ended September 30, 1996 decreased $50,000 and $16,000, respectively, as compared to 1995 due to lower assessments at the Norwalk and Norwest properties.

   General and administrative expenses for the nine and three months ended September 30, 1996 decreased $82,000 and $118,000, respectively, compared to 1995 primarily due to decreased costs to administer the Partnership and to costs incurred in the prior year relating to the Consent Solicitation Statement.

   Depreciation expense for the nine and three months ended September 30, 1996 decreased $889,000 and $293,000, respectively, as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense was recorded for the nine months ended September 30, 1996.

Joint Venture Investment

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

   During the third quarter of 1996, the Joint Venture received $107,000 as a result of the successful appeal of the 1995 real estate assessment values of the Shopping Centers. The amount was recorded as a reduction of the 1996 real estate tax expense.

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

Prudential Acquisition Fund I, L.P.
By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: November 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant
                                       11