Form 10-K
period 1996-12-31
PRUDENTIAL ACQUISITION FUND I LP
filed 1997-03-27
CIK 717319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12045

                      PRUDENTIAL ACQUISITION FUND I, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3173903
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, N.Y.               10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                               None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                         (Title of class)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Agreement of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended on January 1, 1987, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE 'SAFE HARBOR' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words 'Believes,' 'Anticipates,' 'Expects' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the 'Safe Harbor' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                   PAGE
Item  1        Business..........................................             4
Item  2        Properties........................................             4
Item  3        Legal Proceedings.................................             4
Item  4        Submission of Matters to a Vote of Limited
                 Partners........................................             5

PART II

Item  5        Market for the Registrant's Units and Related
                 Limited Partner Matters.........................             5
Item  6        Selected Financial Data...........................             5
Item  7        Management's Discussion and Analysis of Financial
                 Condition and Results of
                 Operations......................................             6
Item  8        Financial Statements and Supplementary Data.......             6
Item  9        Changes in and Disagreements with Accountants on
                 Accounting and Financial
                 Disclosure......................................             6

PART III

Item 10        Directors and Executive Officers of the Registrant
               Prudential-Bache Properties, Inc..................             6
               Prudential Realty Partnerships, Inc...............             7
Item 11        Executive Compensation............................             8
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management..................................             8
Item 13        Certain Relationships and Related Transactions....             8

PART IV

Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K
               Financial Statements and Financial Statement
                 Schedules.......................................             9
               Exhibits..........................................             9
               Reports on Form 8-K...............................            10
SIGNATURES.......................................................            13

                                     PART I

Item 1. Business

General

   Prudential Acquisition Fund I, L.P. (the 'Registrant'), a Delaware limited partnership, was formed on February 16, 1983 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed to acquire and manage income-producing commercial real estate with proceeds raised from the initial sale of 70,124 limited partnership units ('Units'). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant had invested in and operated a real estate investment portfolio which consisted of five properties: two office buildings, a warehouse and two shopping centers. The shopping centers were acquired through a joint venture agreement with Prudential Realty Acquisition Fund II, L.P., an affiliated limited partnership ('Joint Venture'). All of the Registrant's properties have been sold as of December 31, 1996, as described below.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the 'Statement') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Registrant and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the Units approved the plan of sale and complete liquidation and dissolution of the Registrant. Pursuant to the approval of the plan of liquidation, the general partners sold all the properties of the Partnership in the year ended December 31, 1996, as discussed below.

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell and pro-rations. On December 18, 1996, an agreement was signed by and between the Registrant and Prudential Realty Acquisition Fund II, L.P., an affiliated limited partnership, outlining the terms of the dissolution of the Joint Venture. As of December 31, 1996, all remaining assets of the Joint Venture were distributed in liquidation in accordance with this agreement.

   The Norwalk Industrial warehouse facility was sold on August 6, 1996 for a gross sales price of $6,600,000 less costs to sell and pro-rations, the One Executive Center office building was sold on October 17, 1996 for a gross sales price of $7,300,000 less costs to sell and pro-rations and the Norwest Center office building was sold on October 18, 1996 for a gross sales price of $6,900,000 less costs to sell and pro-rations. See Notes C and E to the financial statements of the Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 ('Registrant's Annual Report') for further information.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP') and Prudential Realty Partnerships, Inc. ('PRP') (collectively, the 'General Partners').

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note F to the financial statements in the Registrant's Annual Report for further information.

Item 2. Properties

   All of the Registrant's properties were sold as of December 31, 1996. See Notes C and E to the financial statements of the Registrant's Annual Report for further information.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 7,676 holders of record owning 70,124 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Limited Partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Limited Partners during the quarter indicated:

     Quarter Ended           1996         1995
-----------------------     -------      ------
March 31                    $  8.00      $6.875
June 30                     $121.00      $ 8.00
September 30                $ 97.82      $ 8.00
December 31                 $200.00      $ 8.00

   As a result of the approval by the limited partners holding a majority of the Units of the plan of sale and liquidation of the Registrant, all properties of the Registrant were sold during the year ended December 31, 1996. The increase in distributions during the year ended December 31, 1996 was primarily the result of the distribution of net proceeds from the sales of the properties. See
Item 1 Business for further information. The Registrant intends to make a final liquidating distribution in 1997. The distributions paid to limited partners during 1996 and 1995 primarily represent a return of capital on a generally accepted accounting principles (GAAP) basis. (The return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.)

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained on pages 2 through 9 in the Registrant's Annual Report which is filed as an exhibit hereto.

                                                                   Year ended December 31,
                                         ---------------------------------------------------------------------------
                                            1996            1995            1994            1993            1992
                                         -----------     -----------     -----------     -----------     -----------
Rental income                            $ 2,079,886     $ 2,965,764     $ 3,048,468     $ 2,801,858     $ 2,705,969
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Joint venture equity income (loss)(a)    $   260,504     $  (654,903)    $   193,516     $(7,764,418)    $(1,531,697)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Provision for loss on impairment
  of assets                              $        --     $        --     $   770,000     $        --     $ 1,100,000
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Gain on sale of properties               $ 2,284,166     $        --     $        --     $        --     $        --
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Estimated liquidation costs              $   295,000     $        --     $        --     $        --     $        --
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net income (loss)                        $ 3,225,170     $  (343,160)    $    22,610     $(7,805,498)    $(3,009,138)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Net income (loss) per limited
  partnership unit                       $     42.53     $     (8.32)    $     (2.12)    $   (113.25)    $    (45.30)
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total assets                             $ 1,727,960     $27,960,863     $30,609,791     $32,175,924     $41,413,523
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Total limited partnership
  distributions                          $29,930,326     $ 2,165,091     $ 1,542,849     $ 1,226,992     $ 1,507,666
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------
Limited partner distributions per
  unit                                   $    426.82     $     30.88     $     22.00     $     17.50     $     21.50
                                         -----------     -----------     -----------     -----------     -----------
                                         -----------     -----------     -----------     -----------     -----------

---------------
   (a) Includes $1,269,000, $7,587,000 and $1,674,000 provisions for loss on impairment of assets in 1995, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc.

      The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

             Name                                    Position
Thomas F. Lynch, III               President, Chief Executive Officer,
                                     Chairman of the Board of Directors and
                                     Director
Barbara J. Brooks                  Vice President--Finance and Chief Financial
                                     Officer
Eugene D. Burak                    Vice President and Chief Accounting Officer
Chester A. Piskorowski             Senior Vice President
Frank W. Giordano                  Director
Nathalie P. Maio                   Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

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

   JOEL W. STOESSER, age 56, is a Managing Director of Prudential Real Estate Investors. He is head of Investment Advisory services, which includes responsibility for portfolio management and asset management of separate accounts and certain co-investment programs and commingled funds. Prior to his current assignment, Mr. Stoesser served as a Senior Vice President of the Prudential Realty Group. Prior to joining Prudential in 1988, he also served as a Senior Vice President in Real Estate Investment Management at CIGNA Corporation and held assignments with Connecticut General Life Insurance Company as head of real estate operations and as Director of strategic planning for all investment operations.

   DAVID BRADFORD, age 43, is a Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA, a large commingled fund. Prior to joining Prudential in 1995, Mr. Bradford was a Senior Vice President in Portfolio Management at Equitable Real Estate. His 13-year tenure at Equitable included positions in pension investment marketing across all asset classes, real estate product management and portfolio operations and investment. Most recently (1991-1995), Mr. Bradford was Assistant Portfolio Manager for Equitable's Prime Property Fund.

   KEVIN R. SMITH, age 39, is a Vice President of Prudential Real Estate Investors. He is a portfolio manager for three separate accounts and two commingled funds. Mr. Smith has been employed by Prudential since 1981 and has experience in asset management, development, property acquisitions and sales, and mortgage loans as a result of field office assignments in Cleveland, Houston, and Northern New Jersey.

   JOSE GENER, age 46, is a Vice President, Operations and Systems, with Prudential Asset Management Group. In his present assignment, he is responsible for reporting for the institutional real estate management arm of PAMG. Mr. Gener has been with Prudential since 1977, serving in a series of comptrollership assignments. Since 1986 he has worked primarily with the investment management units of Prudential.

   C. EDWARD CHAPLIN, age 40, is Vice President and Treasurer of Prudential Insurance Company of America. He is responsible for all borrowings, cash management and securities custody activities of Prudential. Mr. Chaplin joined Prudential in the Realty Group in August 1983. In May 1992, he transferred to the Treasurer's Department as Vice President and Assistant Treasurer, with responsibility for Banking and Cash Management. In October 1993, he was promoted to Managing Director and Assistant Treasurer, with responsibility for managing Prudential's debt issuance, its relationships with the major credit rating agencies and financial counterparty credit analysis. In November 1995, Mr. Chaplin was appointed to Vice President and Treasurer.

   ROGER S. PRATT, age 44, is Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA II, a large commingled fund. Mr. Pratt joined the Prudential Realty Group in June 1982 as an asset manager in the Atlanta regional office and subsequently has served in a variety of positions for Prudential. Prior to assuming his current position in February 1992, Mr. Pratt was Vice President in charge of the New Jersey regional office.

   JOSEPH D. MARGOLIS, age 36, is Assistant General Counsel responsible for the provision and coordination of legal services to Prudential Real Estate Investors as well as other Prudential Asset Management Group entities. His assignments with Prudential have included counsel to Prudential Mortgage Capital Company, Inc. and Associate Regional Counsel in the Boston Realty Group office. Prior to joining Prudential, Mr. Margolis was employed by Nutter, McClennen & Fish in Boston, Massachusetts.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 3, 1997, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A and F to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                         Page
                                                                      in Annual
                                                                        Report
Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K
(a)1.                       Financial Statements and Independent
                            Auditors' Report--Incorporated by
                            reference to the Registrant's Annual
                            Report which is filed as an exhibit
                            hereto
                            Independent Auditors' Report                    2
                            Financial Statements:
                            Statement of Net Assets--December 31,
                            1996                                            3
                            Statement of Financial
                            Condition--December 31, 1995                    3
                            Statements of Operations--Three years
                            ended December 31, 1996                         4
                            Statements of Changes in Partners'
                            Capital--Three years ended December
                            31, 1996                                        4
                            Statements of Cash Flows--Three years
                            ended December 31, 1996                         5
                            Notes to Financial Statements                   6
  2.                        Financial Statement Schedules and
                            Independent Auditors' Report
                            Independent Auditors' Report on
                            Schedule
                            Schedules:
                            III--Real Estate and Accumulated
                            Depreciation--December 31, 1996
                            Notes to Schedule III-Real Estate and
                            Accumulated Depreciation
                            All other schedules have been omitted
                            because they are not applicable or
                            the required information is included
                            in the financial statements and notes
                            thereto.
  3.                        Exhibits
                            Description:
                        2   Consent Solicitation Statement dated
                            January 26, 1996 (10)
                        3   Amended and Restated Agreement of
                       and  Limited Partnership (1)
                       4
                            Amendment to Limited Partnership
                            Agreement dated as of January 1,
                            1987(2)
                       10   Material Contracts:
                       A.   Joint Venture Agreement dated May 8,
                            1985 between The Prudential Insur-
                            ance Company of America
                            ('Prudential') and Registrant (3)
                       B.   Purchase Agreement and First
                            Amendment to Joint Venture Agreement
                            dated June 28, 1985 between
                            Registrant and Prudential (4)
                       C.   Amended and Restated Joint Venture
                            Interest Acquisition and Option
                            Agreement dated June 28, 1985 between
                            Prudential and Prudential Realty
                            Acquisition Fund II, L.P. ('PRAF II')
                            (4)
                       D.   Amended and Restated Acquisition Fee
                            Agreement dated June 28, 1985 among
                            Prudential Realty Partnerships, Inc.,
                            Prudential-Bache Properties, Inc.,
                            Registrant, PRAF II, Prudential, and
                            Ridge Plaza Joint Venture (4)
                       E.   Second Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint Ven-
                            ture and Second Amendment to Amended
                            and Restated Joint Venture Interest
                            Acquisition and Option Agreement and
                            First Amendment to Amended and
                            Restated Acquisition Fee Agreement
                            dated January 14, 1986 among
                            Registrant, Prudential and PRAF II
                            (5)
                       F.   Third Amendment to Joint Venture
                            Agreement of Ridge Plaza Joint
                            Venture dated as of May 15, 1986
                            among Registrant, Prudential and PRAF
                            II (6)
                       G.   Purchase & Sale Agreement with
                            Exhibits dated November 1, 1995 by
                            and between Ridge Plaza Joint Venture
                            and PIRP, Inc. (7)

                       H.   First Amendment to Purchase and Sale
                            Agreement made as of March 4, 1996,
                            by and between Ridge Plaza Joint
                            Venture and PIRP, Inc. (7)
                       I.   Purchase and Sale Agreement dated
                            April 11, 1996 between Registrant and
                            NNW Real Estate, Inc. (8)
                       J.   First Amendment to Purchase and Sale
                            Agreement and Escrow Instructions
                            dated June 25, 1996 between
                            Registrant and NNW Real Estate, Inc.
                            (8)
                       K.   Purchase and Sale Agreement dated
                            September 6, 1996 by and between the
                            Registrant and WCB Properties Limited
                            Partnership (9)
                       L.   First Amendment to Purchase and Sale
                            Agreement dated September 30, 1996 by
                            and between the Registrant and WCB
                            Properties Limited Partnership (9)
                       M.   Second Amendment to Purchase and Sale
                            Agreement dated October 11, 1996 by
                            and between the Registrant and WHEXC
                            Real Estate Limited Partnership (9)
                       N.   Purchase and Sale Agreement dated
                            October 18, 1996 by and between the
                            Registrant and Norwest Bank Minnesota
                            South, N.A. (9)
                       O.   Agreement for Dissolution of Joint
                            Venture/Partnership dated December
                            18, 1996 by and between the
                            Registrant and Prudential Realty
                            Acquisition Fund II, L.P. (filed
                            herewith)
                       13   Registrant's 1996 Annual Report to
                            Limited Partners (with the exception
                            of the information and data
                            incorporated by reference in Items 3,
                            7 and 8 of this Annual Report on Form
                            10-K, no other information or data
                            appearing in the Registrant's 1996
                            Annual Report is to be deemed filed
                            as part of this report.)
                       27   Financial Data Schedule (filed
                            herewith)
(b)                         Reports on Form 8-K
                            Registrant's Current Report on Form
                            8-K dated October 17, 1996, as filed
                            with the Securities and Exchange
                            Commission on November 1, 1996,
                            relating to Item 2 regarding the
                            sales of the One Executive Center and
                            Norwest Center properties.

---------------
                       Incorporated by reference to Prospectus
 (1) dated July 1, 1983 as filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933
                       Incorporated by reference to Exhibits 3
 (2) and 4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988
 (3) Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K dated May 23, 1985
 (4) Incorporated by reference to Exhibit 10(d) of Amendment on Form 8 to Registrant's Current Report on Form 8-K dated May 23, 1985
 (5) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated January 14, 1986
 (6) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated May 15, 1986
                       Incorporated by reference to Exhibits
 (7) 10(g) and 10(h) of Registrant's Current Report on Form 8-K dated March 26, 1996 Incorporated by reference to Exhibits
 (8) 10(i) and 10(j) of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
                       Incorporated by reference to Exhibits
 (9)                   10(k), 10(l), 10(m) and 10(n) of
                       Registrant's Current Report on Form 8-K
                       dated October 17, 1996
                       Incorporated by reference to Proxy
(10)                   Statement on Schedule 14A as filed with
                       the Commission on January 26, 1996

Deloitte &
   Touche LLP
                        --------------------------------------------------------
                        Two World Financial Center Telephone: (212) 436-2000 New York, New York 10281-1414 Facsimile: (212) 436-5000


                          INDEPENDENT AUDITORS' REPORT

To the Partners of Prudential Acquisition Fund I, L.P.
New York, New York

We have audited the statement of net assets in process of liquidation of Prudential Acquisition Fund I, L.P. (a Delaware Limited Partnership) as of December 31, 1996, the statement of financial condition of Prudential Acquisition Fund I, L.P. as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 24, 1997; such financial statements and report thereon are included in your 1996 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Prudential Acquisition Fund I, L.P., listed in Item 14. This financial statement schedule is the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 24, 1997
-----------------
Deloitte Touche
Tohmatsu
International
-----------------

                      PRUDENTIAL ACQUISITION FUND I, L.P.
                            (a limited partnership)

             Schedule III--Real Estate and Accumulated Depreciation
                               December 31, 1996

------------------------------------------------------------------------------------------------------------------------
                                                         Costs                 Gross Amounts at which
                            Initial Cost (A)          Capitalized            Carried at Close of Period
                     ------------------------------     (Sold)      ---------------------------------------------
                                      Buildings       Subsequent                     Buildings
                                         and              to                            and                           Accumulated
   Description          Land         Improvements     Acquisition      Land         Improvements      Total (B)     Depreciation(C)
------------------   -----------   ----------------   -----------   -----------   ----------------   ------------   ---------------
Norwest Center
  Rochester, MN
  Office Building    $   525,000   $     8,027,899    $(8,552,899)  $        --   $            --    $         --   $            --
Norwalk Industrial
  Norwalk, CA
  Industrial
  Warehouse            2,248,792         5,678,285    (7,927,077 )  $        --   $            --    $         --   $            --
One Executive
  Center
  Albuquerque, NM
  Office Building      2,085,729        15,228,676    (17,314,405)           --                --              --                --
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ---------------
    Totals           $ 4,859,521   $    28,934,860    $(33,794,381) $        --   $            --    $         --   $            --
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ---------------
                     -----------   ----------------   -----------   -----------   ----------------   ------------   ---------------

--------------------------------------------------------------------------------

                            Notes to Schedule III -
                    Real Estate and Accumulated Depreciation
                               December 31, 1996

(A) Initial cost represents the initial purchase price of the properties including acquisition fees.

(B) Reconciliation of Real Estate Owned:

                                                          Year Ended December 31,
                                                --------------------------------------------
                                                    1996            1995            1994
                                                ------------     -----------     -----------
    Balance at Beginning of Year                $ 35,130,360     $34,868,120     $35,293,581
    Allocation of accumulated depreciation
      against the carrying amount of the
      properties based upon the
      reclassification of the properties as
      held for sale                              (17,417,828)             --              --
    Additions During Year                             90,426         262,240         344,539
    Write-downs During Year                               --              --        (770,000)
    Property Sold During Year                    (17,802,958)             --              --
                                                ------------     -----------     -----------
    Balance at End of Year                      $         --     $35,130,360     $34,868,120
                                                ------------     -----------     -----------
                                                ------------     -----------     -----------

(C) Reconciliation of Accumulated Depreciation:

                                                          Year Ended December 31,
                                                --------------------------------------------
                                                    1996            1995            1994
                                                ------------     -----------     -----------
    Balance at Beginning of Year                $ 17,417,828     $16,214,016     $14,877,560
    Additions During Year                                 --       1,203,812       1,336,456
    Allocation of accumulated depreciation
      against the carrying amount of the
      properties based upon the
      reclassification of the properties as
      held for sale                              (17,417,828)             --              --
                                                ------------     -----------     -----------
    Balance at End of Year                      $         --     $17,417,828     $16,214,016
                                                ------------     -----------     -----------
                                                ------------     -----------     -----------

Effective December 31, 1995, the Registrant reclassified its properties from held for use to held for sale and ceased depreciating the properties for financial statement purposes only.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ACQUISITION FUND I, L.P.


By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                           Date: March 27, 1997
     ---------------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.


By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                      Date: March 27, 1997
     ---------------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                         Date: March 27, 1997
     ---------------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief Financial
     Officer
     By: /s/ Eugene D. Burak                           Date: March 27, 1997
     ---------------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                         Date: March 27, 1997
     ---------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                          Date: March 27, 1997
     ---------------------------------------------
     Nathalie P. Maio
     Director

     Prudential Realty Partnerships, Inc.
     A Delaware corporation, General Partner
     By: /s/ Joel W. Stoesser                          Date: March 27, 1997
     ---------------------------------------------
     Joel W. Stoesser
     Chairman of the Board of Directors
     By: /s/ David Bradford                            Date: March 27, 1997
     ---------------------------------------------
     David Bradford
     President and Director
     By: /s/ Kevin R. Smith                            Date: March 27, 1997
     ---------------------------------------------
     Kevin R. Smith
     Vice President and Director
     By: /s/ Jose Gener                                Date: March 27, 1997
     ---------------------------------------------
     Jose Gener
     Vice President and Comptroller
     By: /s/ C. Edward Chaplin                         Date: March 27, 1997
     ---------------------------------------------
     C. Edward Chaplin
     Treasurer
     By: /s/ Roger S. Pratt                            Date: March 27, 1997
     ---------------------------------------------
     Roger S. Pratt
     Director
     By: /s/ Joseph D. Margolis                        Date: March 27, 1997
     ---------------------------------------------
     Joseph D. Margolis
     Secretary